Form 10-Q
period 2014-03-31
IMS Health Holdings, Inc.
filed 2014-05-02
CIK 1595262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-36381

IMS HEALTH HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-1335689
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

83 Wooster Heights Road, Danbury, CT 06810

(Address of principal executive offices and Zip Code)

(203) 448-4600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	331,922,911 shares outstanding as of April 25, 2014

IMS HEALTH HOLDINGS INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

IMS HEALTH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(unaudited)

(in millions, except per share data)	March 31, 2014	December 31, 2013
Assets:
Current Assets:
Cash and cash equivalents	$540	$725
Restricted cash	27	27
Short-term investments	4	4
Accounts receivable, net	383	313
Other current assets	249	258

Total Current Assets	1,203	1,327

Property, plant and equipment, at cost	318	262
Less accumulated depreciation	(154)	(145)

Property, plant and equipment, net	164	117
Computer software, net	258	263
Goodwill	3,586	3,573
Other identifiable intangibles, net	2,473	2,517
Other assets	227	202

Total Assets	$7,911	$7,999

Liabilities and Shareholders’ Equity:
Current Liabilities:
Accounts payable	$134	$103
Accrued and other current liabilities	463	583
Current portion of long-term debt	28	66
Deferred revenues	190	180

Total Current Liabilities	815	932

Postretirement and postemployment benefits	77	77
Long-term debt	4,942	4,894
Deferred tax liability	1,069	1,102
Other liabilities	105	111

Total Liabilities	7,008	7,116

Commitments and Contingencies (Note 11)
Shareholders’ Equity:
Common Stock, $.01 par value, 307.5 and 307.5 shares authorized, 280.7 and 280.5 shares issued at March 31, 2014 and December 31, 2013, respectively	3	3
Capital in excess of par	944	913
Accumulated deficit	(44)	(20)
Treasury stock, at cost, 0.8 and 0.5 shares at March 31, 2014 and December 31, 2013, respectively	(9)	(6)
Accumulated other comprehensive income (loss)	9	(7)

Total Shareholders’ Equity	903	883

Total Liabilities and Shareholders’ Equity	$7,911	$7,999

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

IMS HEALTH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in millions, except per share data)	Three Months Ended March 31,
	2014	2013
Revenue	$645	$613

Information	381	378
Technology services	264	235

Operating costs of information, exclusive of depreciation and amortization	164	160
Direct and incremental costs of technology services, exclusive of depreciation and amortization	136	123
Selling and administrative expenses, exclusive of depreciation and amortization	171	145
Depreciation and amortization	107	105
Severance, impairment and other charges	—	1

Operating Income	67	79

Interest income	2	1
Interest expense	(89)	(79)
Other (loss) income, net	(17)	16

Non-Operating Loss, Net	(104)	(62)

(Loss) Income before income taxes	(37)	17
Benefit from (provision for) income taxes	13	(5)

Net (Loss) Income	$(24)	$12

(Loss) Earnings per Share Attributable to Common Shareholders:
Basic	$(0.09)	$0.04
Diluted	$(0.09)	$0.04
Weighted-Average Common Shares Outstanding:
Basic	279.9	280.0
Diluted	279.9	288.7

Other Comprehensive Income (Loss):
Net (Loss) Income	$(24)	$12

Cumulative translation adjustment (net of taxes of $(2) and $14, respectively)	$18	$(153)
Unrealized (losses) gains on derivatives (net of taxes of $– and $(4), respectively)	(1)	7
Gains on derivative instruments, reclassified into earnings (net of taxes of $– and $1, respectively)	(1)	(2)

Other Comprehensive Income (Loss)	$16	$(148)

Total Comprehensive Loss	$(8)	$(136)

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

IMS HEALTH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
(in millions)	2014	2013
Cash Flows from Operating Activities:
Net (loss) income	$(24)	$12
Adjustments to Reconcile Net (Loss) Income to Net Cash Used In Operating Activities:
Depreciation and amortization	107	105
Loss on extinguishment of debt	11	9
Deferred income taxes	(38)	(13)
Non-cash stock-based compensation charges	31	11
Foreign exchange gain on revaluation of foreign denominated debt	—	(23)
Non-cash (gains) losses on derivative instruments	(4)	6
Non-cash amortization of debt original issue discount and debt issuance costs	10	9
Change in assets and liabilities, excluding effects from acquisitions and dispositions:
Net increase in accounts receivable	(70)	(30)
Net decrease in other current assets	(13)	—
Net increase in accounts payable	31	14
Net decrease in accrued and other current liabilities	(134)	(96)
Net increase (decrease) in deferred revenues	10	(4)
Increase in pension assets (net of liabilities)	(9)	(8)
Increase in other long-term assets (net of long-term liabilities)	(11)	(8)

Net Cash Used in Operating Activities	(103)	(16)

Cash Flows from Investing Activities:
Capital expenditures	(33)	(7)
Additions to computer software	(21)	(14)
Purchases of short-term investments	—	(12)
Payments for acquisitions of businesses, net of cash acquired	(1)	(30)
Other investing activities, net	(1)	1

Net Cash Used in Investing Activities	(56)	(62)

Cash Flows from Financing Activities:
Borrowings under revolving credit facility	6	76
Repayments of revolving credit facility	(6)	(39)
Repayments of term loans	—	(25)
Debt amendment fees	(22)	—
Payments for treasury stock	(3)	—
Payments for public offering costs	(2)	—
Other financing activities	—	(2)

Net Cash (Used in) Provided by Financing Activities	(27)	10

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1	(9)

Decrease in Cash and Cash Equivalents	(185)	(77)
Cash and Cash Equivalents, Beginning of Period	725	580

Cash and Cash Equivalents, End of Period	$540	$503

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

IMS HEALTH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

(in millions)	Shares Common Stock	Shares Treasury Stock	Common Stock	Treasury Stock	Capital in Excess of Par	Accumulated Deficit	Cumulative Translation Adjustment	Unamortized Postretirement & Postemployment Adjustment	Unrealized (Losses) Gains on Derivative Instruments	Losses (Gains) on Derivative Instruments Reclassified into Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, December 31, 2012	280.4	0.4	$3	$(4)	$1,634	$(102)	$192	$(41)	$(8)	$9	$152	$1,683

Net income						82						82
Issuances under stock plans and management investments	0.1				2							2
Repurchases of common stock		0.1		(2)								(2)
Stock-based compensation expense					22							22
Dividends paid to shareholders, net of tax					(745)							(745)
Cumulative translation adjustments, net of tax							(183)				(183)	(183)
Postretirement & postemployment adjustments, net of tax								24			24	24
Unrealized gains on derivative instruments, net of tax									9		9	9
Gains on derivative instruments reclassified into earnings, net of tax										(9)	(9)	(9)

Balance, December 31, 2013	280.5	0.5	$3	$(6)	$913	$(20)	$9	$(17)	$1	$—	$(7)	$883

Net loss						(24)						(24)
Issuances under stock plans and management investments	0.2
Repurchases of common stock		0.3		(3)								(3)
Stock-based compensation expense					31							31
Cumulative translation adjustments, net of tax							18				18	18
Unrealized losses on derivative instruments, net of tax									(1)		(1)	(1)
Gains on derivative instruments reclassified into earnings, net of tax										(1)	(1)	(1)

Balance, March 31, 2014	280.7	0.8	$3	$(9)	$944	$(44)	$27	$(17)	$—	$(1)	$9	$903

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Basis of Presentation

On February 26, 2010, IMS Health Holdings, Inc. (the “Company”) was acquired by affiliates of TPG Global, LLC (together with its affiliates, “TPG”), CPP Investment Board Private Holdings, Inc. (“CPPIB-PHI”), a wholly owned subsidiary of the Canada Pension Plan Investment Board (together with its affiliates, “CPPIB”), and Leonard Green & Partners, L.P. (“LGP” and collectively with TPG and CPPIB, the “Sponsors”) in an all-cash transaction.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. The Condensed Consolidated Financial Statements do not include all the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for a fair statement of the statements of financial position, comprehensive loss, cash flows and shareholders’ equity for the periods presented have been included. The results of operations for interim periods are not necessarily indicative of the results expected for the full year. The December 31, 2013 Condensed Consolidated Statement of Financial Position was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The Condensed Consolidated Financial Statements and related notes should be read in conjunction with the audited Consolidated Financial Statements and related notes of IMS Health Holdings, Inc. included in the Company’s prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission (the “SEC”) on April 4, 2014 (the “Prospectus”). Amounts presented in the Condensed Consolidated Financial Statements may not add due to rounding.

Note 2. Acquisitions

The Company makes acquisitions in order to expand its products, services and geographic reach. During the three months ended March 31, 2014, the Company completed two acquisitions; the consumer health business of Nielsen Holdings N.V. in certain European markets and Kent Capital in the U.S. The total cost for these acquisitions was approximately $18 million, of which $14 million was paid in April 2014 and the balance will be paid in 2015 subject to certain conditions. Acquisition-related costs related to these acquisitions were de minimis, and were expensed as incurred and recorded in Selling and administrative expense, exclusive of depreciation and amortization. These business combinations were accounted for under the acquisition method of accounting, and as such, the aggregate purchase prices were allocated on a preliminary basis to the assets acquired and liabilities assumed based on estimated fair values as of the closing dates. The purchase price allocations will be finalized after the completion of the valuation of certain intangible assets and any adjustments to the preliminary purchase price allocations are not expected to have a material impact on the Company’s results of operations. The Condensed Consolidated Financial Statements include the results of the acquisitions subsequent to the closing. Had these acquisitions occurred as of January 1, 2013, the impact on the Company’s results of operations would not have been material. In connection with these acquisitions, the Company recorded goodwill of approximately $5 million, of which less than $1 million is deductible for tax purposes, and intangible assets of approximately $13 million. The intangible assets acquired were comprised of client relationships and other of $12 million (weighted-average amortization period of 6.7 years) and databases of $1 million (weighted-average amortization period of 2 years).

During the three months ended March 31, 2014, the Company recorded measurement period adjustments related to acquisitions that occurred in 2013. These adjustments did not have a material impact on our Condensed Consolidated Financial Statements for any period reported, and therefore, the Company did not retrospectively adjust the Condensed Consolidated Statement of Financial Position as of December 31, 2013.

Contingent consideration

Under the terms of certain acquisition-related purchase agreements, the Company may be required to pay additional amounts as contingent consideration based on the achievement of certain financial performance related metrics, ranging from $0 to $85 million through 2017. The Company’s contingent consideration recorded on the balance sheet was approximately $60 million and $65 million at March 31, 2014 and December 31, 2013, respectively. The fair value measurement of this contingent consideration is classified within Level 3 of the fair value hierarchy (see Note 5) and reflects the Company’s own assumptions in measuring fair values using the income approach. In developing these estimates, the Company considered certain performance projections, historical results, and industry trends.

Note 3. Goodwill and Identifiable Intangible Assets

The following table sets forth changes in the Company’s goodwill for the three months ended March 31, 2014.

(in millions)	Goodwill
Balance at December 31, 2013	$3,573
Goodwill assigned in purchase price allocations (see Note 2)	5
Foreign currency translation adjustments and other	8

Balance at March 31, 2014	$3,586

The gross carrying amounts, related accumulated amortization and the weighted average amortization periods of the Company’s intangible assets are listed in the following table:

	March 31, 2014			December 31, 2013
(in millions)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization
Databases	$726	$586	1.0	$725	$549
Client Relationships and other	2,180	527	14.1	2,152	491
Trade Names (Finite-Lived)	151	33	14.3	151	31
Trade Names (Indefinite-Lived)	562	—	N/A	560	—

Total Intangible Assets	$3,619	$1,146	10.8	$3,588	$1,071

Intangible asset amortization expense was $73 million and $72 million during the three months ended March 31, 2014 and 2013, respectively. Based on current estimated useful lives, amortization expense associated with intangible assets at March 31, 2014 is estimated to be as follows:

(in millions) Year ended December 31,	Amortization Expense
Remainder of 2014	$221
2015	178
2016	150
2017	138
2018	135
Thereafter	1,089

Note 4. Severance, Impairment and Other Charges

2013 Plan

In December 2013, as a result of ongoing cost reduction efforts, the Company recorded a pre-tax severance charge of $12 million consisting of global workforce reductions to streamline the Company’s organization (the “2013 Plan”). The Company expects that cash outlays related to the 2013 Plan will be substantially complete by the end of 2015.

(in millions)	Severance Related Reserves
Balance at December 31, 2013	$12
Cash payments	(2)

Balance at March 31, 2014	$10

Additionally, during the first quarter of 2013, the Company recorded impairment charges of $1 million related to an impaired lease for property vacated in the U.S.

2012 Plan

In December 2012, as a result of ongoing cost reduction efforts, the Company implemented a restructuring plan (the “2012 Plan”) and recorded a pre-tax severance charge of $23 million consisting of global workforce reductions to streamline the Company’s organization. The Company expects that cash outlays related to the 2012 Plan will be substantially complete by the end of 2014.

(in millions)	Severance Related Reserves
Balance at December 31, 2013	$6
Cash payments	(1)

Balance at March 31, 2014	$5

Note 5. Derivatives and fair value

Foreign exchange risk management

The Company transacts business in more than 100 countries and is subject to risks associated with changing foreign exchange rates. The Company’s objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes. Accordingly, the Company enters into foreign currency forward contracts to minimize the impact of foreign exchange movements on EBITDA, and to hedge non-U.S. Dollar anticipated royalties. It is the Company’s policy to enter into foreign currency transactions only to the extent necessary to meet its objectives as stated above. The Company does not enter into foreign currency transactions for investment or speculative purposes. The principal currencies hedged are the Euro, the Japanese Yen, the British Pound, the Swiss Franc and the Canadian Dollar.

For derivatives designated as hedges, the Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in fair values or cash flows of hedged items. If it is determined that a derivative ceases to be highly effective as a hedge, the Company will discontinue hedge accounting with respect to that derivative prospectively. When it is probable that a hedged forecasted transaction will not occur, the Company discontinues hedge accounting for the affected portion of the forecasted transaction, and reclassifies gains or losses that were accumulated in Accumulated Other Comprehensive Income (Loss) (“AOCI”) to earnings in Other (loss) income, net on the Condensed Consolidated Statements of Comprehensive Loss.

The impact of foreign exchange on pre-tax (losses) income was net (losses) gains of $(4) million and $28 million for the three months ended March 31, 2014 and 2013, respectively. These amounts included foreign exchange (losses) gains of $(–) million and $23 million, respectively, related to the translation of non-functional currency debt and were recorded in Other (loss) income, net, in the Condensed Consolidated Statements of Comprehensive Loss. Additionally, Other (loss) income, net included (losses) gains of $(4) million and $1 million related to the revaluation of other non-functional currency assets and liabilities for the three months ended March 31, 2014 and 2013, respectively. Included in the $1 million net revaluation gain at March 31, 2013 was a $14 million charge resulting from the devaluation of the Venezuelan Bolívars, as further described below.

At March 31, 2014, the Company’s notional amount of forward contracts designated as cash flow and EBITDA hedges was $205 million and $336 million, respectively. These foreign exchange forward contracts outstanding have various expiration dates through February 2015. Foreign exchange forward contracts are recorded at estimated fair value. The estimated fair values of the forward contracts are based on quoted market prices.

Unrealized and realized gains and losses on the contracts hedging EBITDA do not qualify for hedge accounting, and therefore are not deferred and are included in the Condensed Consolidated Statements of Comprehensive Loss in Other (loss) income, net.

Interest rate risk management

In May 2010, the Company purchased interest rate caps and entered into interest rate swap agreements for purposes of managing its risk in interest rate fluctuations. The Company purchased U.S. Dollar and Euro denominated interest rate caps for a total nominal value of approximately $1,675 million at strike rates ranging from 3% to 4%. These caps cover different periods between May 2010 and January 2015. The total premiums paid were $5 million. Most of these caps have expired and the nominal value of caps outstanding at March 31, 2014 was approximately $110 million.

The Company also entered into interest rate swap agreements to hedge notional amounts of $375 million of its borrowings. All were effective January 2012, and expire at various times through January 2016. On these agreements, the Company pays a fixed rate ranging from 2.6% to 3.3% and receives a variable rate of interest equal to the three-month London Interbank Offered Rate (“LIBOR”).

Unrealized gains and losses on the contracts hedging non-U.S. Dollar anticipated royalties qualify for hedge accounting, and are therefore deferred and included in AOCI.

The fair value of derivative instruments in the Condensed Consolidated Statements of Financial Position are as follows:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	As of
(in millions)	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Derivatives designated as hedging instruments
Foreign exchange contracts(1)	$3	$6	$3	$4
Derivatives not designated as hedging instruments
Foreign exchange contracts(1)	3	3	9	11
Interest rate swaps(2)	—	—	9	12

Total derivatives	$6	$9	$21	$27

(1)	Included in Accounts receivable and Accounts payable in the Condensed Consolidated Statements of Financial Position.
(2)	$3 million included in Accrued and other current liabilities and $6 million included in Other liabilities at March 31, 2014 and $12 million included in Other liabilities at December 31, 2013 in the Condensed Consolidated Statements of Financial Position.

The effect of derivative instruments on the Condensed Consolidated Statements of Comprehensive Loss are as follows:

(in millions)	Effect of Derivatives on Financial Performance
Derivatives in Cash Flow Hedging Relationships	Amount of Income/(Loss) Recognized in AOCI		Location of Income/(Loss) Reclassified from AOCI into Earnings	Amount of Income/(Loss) Reclassified from AOCI into Earnings
	Three Months Ended March 31,			Three Months Ended March 31,
	2014	2013		2014	2013
Foreign exchange contracts	$(1)	$11	Other (loss) income, net	$1	$3

The pre-tax gain recognized in earnings on derivatives not designated as hedging instruments was as follows:

	Three Months Ended March 31,
(in millions)	2014	2013
Foreign exchange contracts(1)	$—	$1
Interest rate swaps and caps(2)	—	—

Total derivatives not designated as hedging instruments	$—	$1

(1)	Included in Other (loss) income, net in the Condensed Consolidated Statements of Comprehensive Loss.
(2)	Included in Interest expense in the Condensed Consolidated Statements of Comprehensive Loss.

Changes in the fair value of derivatives that are designated as cash flow hedges are recorded in AOCI to the extent effective and reclassified into earnings in the same period or periods during which the transaction hedged by that derivative also affects earnings. The Company expects less than $1 million of pre-tax unrealized gain related to its foreign exchange contracts included in AOCI at March 31, 2014 to be reclassified into earnings within the next twelve months.

Fair value disclosures

The Company is subject to authoritative guidance which requires a three-level hierarchy for disclosure of fair value measurements as follows:

Level 1 —	Quoted prices in active markets for identical assets or liabilities.

Level 2 —	Quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets; and model-derived valuations in which all significant inputs are observable in active markets.

Level 3 —	Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The carrying values of cash, cash equivalents, restricted cash, accounts receivable and accounts payable approximated their fair values at March 31, 2014 and December 31, 2013 due to the short-term nature of these instruments. At March 31, 2014 and December 31, 2013, the fair value of total debt approximated $5,229 million and $5,280 million, respectively, as determined under Level 2 measurements based on quoted prices for these financial instruments.

Recurring measurements

The following table summarizes assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Basis of Fair Value Measurements
	March 31, 2014
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$—	$4	$—	$4
Derivatives	—	6	—	6

Total	$—	$10	$—	$10

Liabilities
Contingent consideration	$—	$—	$60	$60
Derivatives	—	21	—	21

Total	$—	$21	$60	$81

	December 31, 2013
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$—	$4	$—	$4
Derivatives	—	9	—	9

Total	$—	$13	$—	$13

Liabilities
Contingent consideration	$—	$—	$65	$65
Derivatives	—	27	—	27

Total	$—	$27	$65	$92

Short-term investments consist of government bond funds. Derivatives consist of foreign exchange contracts and interest rate caps and swaps. The fair value of foreign exchange contracts is based on observable market inputs of spot and forward rates. The fair value of the interest rate caps and swaps is the estimated amount that it would receive or pay to terminate such agreements, taking into account market interest rates and the remaining time to maturities.

The following table summarizes Level 3 acquisition-related contingent consideration liabilities (see Note 2) carried at fair value on a recurring basis with the use of unobservable inputs for the period indicated.

(in millions)	Contingent Consideration Liabilities
Balance at December 31, 2013	$65
Cash payments	(1)
Changes in fair value estimates included in Selling and administrative expenses	(4)

Balance at March 31, 2014	$60

Devaluation of Venezuelan Bolívars

In February 2013, the Venezuelan government announced the devaluation of its currency. The official exchange rate was adjusted from 4.30 Bolívars to each U.S. Dollar to 6.30. The Company’s Swiss operating subsidiary, IMS AG, maintains certain account balances in Bolívars (mainly cash and cash equivalents). As these balances are held in a non-functional currency of IMS AG, the Company is required to mark-to-market these balances at each reporting date and reflect these movements as gains or losses in income. Additionally, since January 2010, Venezuela has been designated as hyper-inflationary, and as such, all foreign currency fluctuations are recorded in income for certain account balances at the Company’s local Venezuelan operating subsidiary. The Company recorded a pre-tax charge of approximately $14 million to Other (loss) income, net, in the first quarter of 2013 related to the remeasurement of the IMS AG Venezuelan Bolívar account balances and the remeasurement of certain local Bolívar account balances. The Company continued to remeasure its Venezuela account balances at the rate of 6.30 Bolívars per U.S. Dollar as of March 31, 2014.

Note 6. Debt

The following table summarizes the Company’s debt at the dates indicated:

(in millions)	March 31, 2014	December 31, 2013
Senior Secured Credit Facilities:
Senior Secured Term B Loan due 2021—USD LIBOR at average floating rates of 3.75%	$1,747	$1,747
Senior Secured Term B Loan due 2021—EUR LIBOR at average floating rates of 4.00%	1,030	1,030
Revolving Credit Facility due 2019—USD LIBOR	—	—
12.5% Senior Notes due 2018	1,000	1,000
7.375%/8.125% Senior PIK Toggle Notes due 2018	750	750
6.00% Senior Notes due 2020	500	500

Principal Amount of Debt	5,027	5,027
Less: Unamortized Discounts	(57)	(67)

Total Debt	$4,970	$4,960

Scheduled principal payments due on the Company’s debt as of March 31, 2014 for the remainder of 2014 and thereafter were as follows:

	Year
(in millions)	2014	2015	2016	2017	2018	Thereafter	Total
Debt	$21	$28	$28	$28	$1,777	$3,145	$5,027

Senior Secured Credit Facilities

In March 2014, IMS Health Incorporated (“IMS Health”), an indirect wholly-owned subsidiary of the Company, and certain of its subsidiaries, as co-borrowers, entered into an amendment (the “2014 Amendment”) to amend and restate the Second Amended and Restated Credit and Guaranty Agreement, which until such date governed IMS Health’s senior secured credit facilities (the amended and restated credit agreement resulting from the 2014 Amendment, the “2014 Credit Agreement”). The 2014 Amendment added commitments in respect of the New Term Loans in the aggregate dollar equivalent amount of $500 million, increased outstanding commitments under the revolving credit facility to $500 million, modified certain interest rates and covenants and made additional modifications to IMS Health’s senior secured credit facilities. The commitments in respect of the New Term Loans consist of term A loan commitments in the amount of $315 million and €133 million (or approximately $184 million based on exchange rates in effect on March 31, 2014) and mature in March 2019. The New Term Loans were funded in April 2014 concurrent with the Company’s initial public offering (“IPO”). See Note 15 for further information on the IPO. Additionally, IMS Health reduced the borrowing margins and the EUR LIBOR floor by 25 basis points each, respectively, and extended the maturity date to March 2021 for the existing term B loans and increased the capacity to $500 million and extended the maturity date to March 2019 for the existing Revolving Credit Facility. As a result of the 2014 Amendment, the Company recorded $11 million of debt extinguishment losses and $2 million of third party fees in Other (loss) income, net during the three months ended March 31, 2014.

In February 2013, IMS Health and certain of its subsidiaries entered into an amendment of the then existing senior secured term loans due 2017 (“Term Loan Amendment”) to reduce its borrowing costs. IMS Health reduced the borrowing margins and LIBOR floors by 50 basis points and 25 basis points, respectively, for both the USD and EUR tranches of debt. As a result of the Term Loan Amendment, the Company recorded $9 million of debt extinguishment losses and $3 million of third party fees in Other (loss) income, net during the three months ended March 31, 2013.

In October 2012, IMS Health and certain of its subsidiaries completed a recapitalization (the “Recapitalization”). The Recapitalization included an amendment (the “Amendment”) to its Amended and Restated Credit and Guaranty Agreement for additional term loans and (a) extended the maturity date of the Revolving Credit Facility to August 2017; and (b) increased the maximum leverage ratio.

IMS Health is required to make scheduled quarterly payments on the term A loans at rates that vary from 1.25% to 2.50% of the original principal amount of the term loans, with the remaining balance paid at maturity. Additionally IMS Health is required to make scheduled quarterly payments on the term B loans each equal to approximately 0.25% of the original principal amount of the term loans, with the remaining balance paid at maturity. IMS Health is also required to pay an annual commitment fee that ranges from 0.30% to 0.40% in respect of any unused commitments under the revolving credit facility.

At March 31, 2014, the Company had a $500 million revolving credit facility, all of which was unused. The Senior Secured Credit Facilities are secured by a security interest in substantially all of Healthcare Technology Intermediate Holdings, Inc.’s, IMS Health’s and the subsidiary guarantors’ tangible and intangible assets, including the stock and the assets of certain of IMS Health’s current and certain future wholly-owned U.S. subsidiaries (and stock held by IMS Health’s current immediate direct parent holding company) and a portion of the stock of certain of IMS Health’s non-U.S. subsidiaries. In addition, certain of the assets of IMS Health’s Swiss subsidiaries have been pledged to secure any borrowings under the Senior Secured Credit Facilities by IMS AG. There have been no such borrowings to date.

Senior Notes

In February 2010, IMS Health issued an aggregate principal amount of $1 billion of senior unsecured notes due 2018 (“Old 12.5% Senior Notes”). In order to effect the Recapitalization, the Company conducted an exchange offer and consent solicitation to exchange the Old 12.5% Senior Notes for new 12.5% Senior Notes due 2018 (“New 12.5% Senior Notes” and, together with Old 12.5% Senior Notes, “12.5% Senior Notes”), and to solicit consents to proposed amendments to the indenture governing the Old 12.5% Senior Notes to permit the Recapitalization. The requisite consents were obtained and 99.96% of the holders of the Old 12.5% Senior Notes agreed to participate in the exchange and received New 12.5% Senior Notes in an equal principal amount. The 12.5% Senior Notes were repaid in April 2014. See Note 15.

The Recapitalization also included a new offering of $500 million aggregate principal amount of 6% Senior Notes due 2020 (the “6% Senior Notes”). Interest is payable semi-annually each year. The 6% Senior Notes are guaranteed on a senior unsecured basis by IMS Health’s wholly-owned domestic subsidiaries that are guarantors under the Senior Secured Credit Facilities. The 6% Senior Notes have a three-year no call redemption period.

Senior PIK Notes

In August 2013, Healthcare Technology Intermediate, Inc., an indirect wholly-owned subsidiary of the Company, issued $750 million of Senior PIK Notes. The Senior PIK Notes are unsecured obligations of Healthcare Technology Intermediate, Inc. and mature on September 1, 2018. Interest is paid semi-annually in March and September of each year, commencing March 1, 2014. Subject to certain restrictions, the Company may elect to pay a portion of the interest due on the outstanding principal amount of the Senior PIK Notes by issuing PIK Notes in a principal amount equal to the interest due. The proceeds, along with cash provided by the Company, were used to pay an approximate $753 million dividend to shareholders of the Company and for the payment of fees and expenses of the transaction of approximately $17 million. The Senior PIK Notes were repaid in April 2014. See Note 15.

Costs incurred to issue debt are generally deferred and amortized as a component of interest expense over the estimated term of the related debt using the effective interest rate method. As of March 31, 2014, the unamortized balance of original issue discount reflected as a reduction to long term debt and fees and expenses related to the issuance of the debt included in Other assets was $57 million and $100 million, respectively. During the three months ended March 31, 2014 and 2013, the Company recorded interest expense of $10 million and $9 million, respectively, related to the amortization of these balances.

The financing arrangements provide for certain covenants and events of default customary for similar instruments, including in the case of the revolving credit facility and New Term Loans beginning with the fiscal quarter ending June 30, 2014, a covenant to not to exceed a specified ratio of consolidated senior secured net indebtedness to Consolidated EBITDA, as defined in the 2014 Credit Agreement and a covenant to maintain a specified minimum interest coverage ratio. If an event of default occurs under any of the Company’s or the Company’s subsidiaries’ financing arrangements, the creditors under such financing arrangements will be entitled to take various actions, including the acceleration of amounts due under such arrangements, and in the case of the lenders under the revolving credit facility and New Term Loans, other actions permitted to be taken by a secured creditor. At March 31, 2014, the Company was in compliance with the financial covenants under the Company’s financing arrangements.

Note 7. Pension and Postretirement Benefits

The following tables summarize the components of net periodic benefit cost for the Company’s pension benefits.

	Pension Benefits
	U.S. plans		Non-U.S. plans
(in millions)	Three Months Ended March 31,
Components of Net Periodic Benefit Cost	2014	2013	2014	2013
Service cost	$2	$3	$1	$1
Interest cost	3	2	3	3
Expected return on plan assets	(5)	(4)	(3)	(3)

Net periodic benefit cost	$—	$1	$1	$1

The Company’s net periodic benefit cost for its postretirement benefits was less than $1 million for the three months ended March 31, 2014 and 2013. During the three months ended March 31, 2014, the Company contributed approximately $10 million to its pension and postretirement benefit plans and expects to contribute an additional $7 million for the remainder of 2014.

Note 8. Shareholders’ Equity

Reverse stock split

On March 24, 2014, the Company effected a 10-to-1 reverse stock split of its common stock. In connection with the split, the par value of the Company’s common stock changed from $.001 per share to $.01 per share. Unless otherwise noted, all references in these financial statements to number of shares, price per share and weighted average number of shares outstanding of common stock have been adjusted to reflect the reverse stock split on a retroactive basis. The split also applied to any outstanding equity-based awards.

Note 9. Stock-Based Compensation

In March 2014, the Company’s board of directors adopted the IMS Health Holdings, Inc. 2014 Incentive and Stock Award Plan (the “2014 Plan”). Both annual award opportunities and equity-based awards for certain key employees, including the Company’s named executive officers, non-employee directors, consultants and other persons who provide substantial services to the Company, will be granted under the 2014 Plan. The 2014 Plan provides for grants of stock options (including incentive stock options), stock appreciation rights, restricted and deferred stock (including restricted stock units), dividend equivalents, other stock-based awards and performance awards, including annual incentive awards.

In February 2014, the Company granted eight employees options to purchase 135,000 shares of its common stock in the aggregate, at an exercise price equal to $19.50, one employee an aggregate of 15,000 cash settled stock appreciation rights (“Phantom SARs”) at an exercise price equal to $19.50, and 23 employees an aggregate of 1,430,000 restricted stock units. The stock options are subject to time- and performance-based vesting over a five-year period. The Phantom SARs vested and were automatically exercised at the time of the IPO. The restricted stock units vest in equal increments of fifty percent on each of the second and fourth anniversaries of the grant date. All stock options, Phantom SARs and restricted stock units granted in February 2014 were granted under the Company’s 2010 Equity Incentive Plan.

Note 10. Income Taxes

The Company operates in more than 100 countries around the world and its earnings are taxed at the applicable income tax rate in each of these countries. As required, the Company computes interim taxes based on an estimated annual effective tax rate.

The effective tax rate for the three months ended March 31, 2014 was 34.9%, which was unfavorably impacted by deferred U.S. income tax expense related to non-U.S. earnings net of associated tax credits, offset by the expiration of certain statutes of limitation and the deferred tax impact of state and local tax rate changes. Also, under Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) (now incorporated into Accounting Standards Codification Topic 740, Income Taxes), the Company recorded $2 million of tax expense related to unrecognized tax benefits that if recognized would favorably affect the effective tax rate. Included in this amount is $1 million of interest and penalties.

The effective tax rate for the three months ended March 31, 2013 was 30.3%, which was unfavorably impacted by deferred U.S. income tax expense related to non-U.S. earnings net of associated tax credits, offset by a tax reduction as a result of the expiration of certain statutes of limitation and refunds from amended tax filings. Also, under FIN 48, the Company recorded $2 million of tax expense related to unrecognized tax benefits that if recognized would favorably affect the effective tax rate. Included in this amount is $1 million of interest and penalties.

The Company files numerous consolidated and separate income tax returns in U.S. (federal and state) and non-U.S. jurisdictions. The Company is no longer subject to U.S. federal income tax examination by tax authorities for years before 2010. Further, with few exceptions, the Company is no longer subject to tax examination in state and local jurisdictions for years prior to 2009 and in its material non-U.S. jurisdictions prior to 2008. It is reasonably possible that within the next twelve months the Company could realize $2 million of unrecognized tax benefits as a result of the expiration of certain statutes of limitation.

Note 11. Contingencies

The Company and its subsidiaries are involved in legal and tax proceedings, claims and litigation arising in the ordinary course of business. Management periodically assesses the Company’s liabilities and contingencies in connection with these matters based upon the latest information available. For those matters where management currently believes it is probable that the Company will incur a loss and that the probable loss or range of loss can be reasonably estimated, the Company has recorded reserves in the Condensed Consolidated Financial Statements based on its best estimates of such loss. In other instances, because of the uncertainties related to either the probable outcome or the amount or range of loss, management is unable to make a reasonable estimate of a liability, if any. However, even in many instances where the Company has recorded an estimated liability, the Company is unable to predict with certainty the final outcome of the matter or whether resolution of the matter will materially affect the Company’s results of operations, financial position or cash flows. As additional information becomes available, the Company adjusts its assessments and estimates of such liabilities accordingly.

The Company routinely enters into agreements with its suppliers to acquire data and with its clients to sell data, all in the normal course of business. In these agreements, the Company sometimes agrees to indemnify and hold harmless the other party for any damages such other party may suffer as a result of potential intellectual property infringement and other claims related to the use of the data. The Company has not accrued a liability with respect to these matters, as the exposure is considered remote.

Based on its review of the latest information available, management does not expect the impact of pending tax and legal proceedings, claims and litigation, either individually or in the aggregate, to have a material adverse effect on the Company’s results of operations, cash flows or financial position. However, one or more unfavorable outcomes in any claim or litigation against the Company could have a material adverse effect for the period in which it is resolved. The following is a summary of certain legal matters involving the Company.

IMS Health Government Solutions Voluntary Disclosure Program Participation

The Company’s wholly-owned subsidiary, IMS Government Solutions Inc. (“IMS Government Solutions”), is primarily engaged in providing services and products under contracts with the U.S. government. U.S. government contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. government have the ability to investigate whether contractors’ operations are being conducted in accordance with such requirements. U.S. government investigations, whether relating to these contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed on us, or could lead to suspension or debarment from future U.S. government contracting. U.S. government investigations often take years to complete and may result in no adverse action against the Company.

IMS Government Solutions discovered potential noncompliance with various contract clauses and requirements under its General Services Administration Contract (the “GSA Contract”) which was awarded in 2002 to its predecessor company, Synchronous Knowledge Inc. (Synchronous Knowledge Inc. was acquired by IMS Health in May 2005). The potential noncompliance arose from three primary areas: first, at the direction of the government, work performed under one task order was invoiced under another task order without the appropriate modifications to the orders being made; second, personnel who did not meet strict compliance with the labor categories component of the qualification requirements of the GSA Contract were assigned to contracts; and third, certain discounts that were given to commercial customers were not also offered to the government, in alleged violation of the GSA Contract’s Price Reductions Clause. Upon discovery of the potential noncompliance, the Company began remediation efforts, promptly disclosed the potential noncompliance to the U.S. government, and was accepted into the Department of Defense Voluntary Disclosure Program. The Company filed its Voluntary Disclosure Program Report (“Disclosure Report”) on August 29, 2008. Based on the Company’s findings as disclosed in the Disclosure Report, the Company recorded a reserve of approximately $4 million for this matter in 2008. During 2010, the Company recorded an additional reserve of approximately $2 million as a result of its ongoing investigation relating to this matter. The Company is currently unable to determine the outcome of these matters pending the resolution of the Voluntary Disclosure Program process and its ultimate liability arising from these matters could exceed its current reserves.

Symphony Health Solutions litigation

On July 24, 2013, Symphony Health Solutions filed a lawsuit in the U.S. District Court for the Eastern District of Pennsylvania against IMS Health alleging that IMS Health is actively engaging in anticompetitive business practices in violation of the Sherman Antitrust Act and Pennsylvania state law. The complaint seeks trebled actual damages in an unspecified amount, punitive damages, costs and injunctive relief. The Company believes the complaint is without merit, rejects all claims raised and will vigorously defend IMS Health’s position.

Note 12. Related Party

Due to related party relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.

Management services agreement

During the three months ended March 31, 2014 and 2013, the Company paid approximately $2 million in management fees in connection with the provision of services pursuant to the management services agreement with affiliates of TPG, CPPIB-PHI and LPG.

Transactions with other Sponsor portfolio companies

The Sponsors are private equity firms that have investments in companies that do business with IMS Health in the ordinary course of business. The Company believes these transactions are conducted on an arms-length basis. For the three months ended March 31, 2014 and 2013, the Company recorded approximately $1 million and $2 million, respectively, associated with sales of the Company’s offerings to companies in which the Company’s Sponsors have investments. For the three months ended March 31, 2014 and 2013, the Company purchased goods and services of approximately $2 million and $1 million, respectively from companies in which one or both of the Sponsors have investments.

Note 13. Operations by Business Segment

Operating segments are defined as components of an enterprise about which financial information is available that is evaluated on a regular basis by the chief operating decision-maker, or decision-making groups, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company operates a globally consistent business model, offering pharmaceutical business information and related services to its clients in more than 100 countries.

The Company maintains regional geographic management who are responsible for bringing the Company’s full suite of offerings to their respective markets and to facilitate local execution of its global strategies. However, the Company maintains global leaders for the majority of its critical business processes; and the most significant performance evaluations and resource allocations made by the Company’s chief operating decision maker is made on a global basis. As such, the Company has concluded that it maintains one operating and reportable segment.

Geographic financial information:

The following represents selected geographic information for the regions in which the Company operates.

(in millions)	Americas(1)	EMEA(2)	Asia Pacific(3)	Corporate & Other	Total
Three Months Ended March 31, 2014:
Revenue(4)	$287	$244	$114	$—	$645
Operating Income (Loss)(5)	78	59	36	(106)	67
Three Months Ended March 31, 2013:
Revenue(4)	$272	$224	$117	$—	$613
Operating Income (Loss)(5)	74	55	41	(91)	79

Notes to Geographic Financial Information:

(1)	Americas includes the United States, Canada and Latin America. Revenue in the United States was $232 million and $222 million for the first three months of 2014 and 2013, respectively.
(2)	EMEA includes countries in Europe, the Middle East and Africa.
(3)	Asia Pacific includes Japan, Australia and other countries in the Asia Pacific region. Revenue in Japan was $69 million and $72 million for the first three months of 2014 and 2013, respectively.
(4)	Revenue relates to external clients and is primarily based on the location of the client. Revenue for the geographic regions includes the impact of foreign exchange in converting results into U.S. dollars.
(5)	Operating Income for the three geographic regions does not reflect the allocation of certain expenses that are maintained in Corporate and Other and as such, is not a true measure of the respective regions’ profitability. The Operating Income amounts for the geographic segments include the impact of foreign exchange in converting results into U.S. dollars. For the three months ended March 31, 2014, depreciation and amortization related to purchase accounting adjustments of $31 million, $22 million and $10 million for the Americas, EMEA and Asia Pacific regions, respectively, are presented in Corporate and Other. For the three months ended March 31, 2013, depreciation and amortization related to purchase accounting adjustments of $31 million, $22 million and $11 million for the Americas, EMEA and Asia Pacific regions, respectively, are presented in Corporate and Other.

Note 14. Earnings per Share

Computation of Net Income (Loss) per Share

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed, when the result is dilutive, using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of employee stock options and restricted stock units.

Employee equity share options, restricted stock units and similar equity instruments granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include restricted stock units and the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of benefits that would be recorded in additional paid-in capital when the award becomes deductible for tax purposes are assumed to be used to repurchase shares.

The following table reconciles the basic and diluted weighted average shares outstanding:

(Shares in millions)	As of March 31, 2014	As of March 31, 2013
Basic weighted-average common shares outstanding	279.9	280.0
Effect of dilutive options	—	8.7

Diluted weighted-average common shares outstanding	279.9	288.7

Anti-dilutive weighted average outstanding stock options of approximately 19.4 million and – million were not included in the diluted earnings per share calculations for the three months ended March 31, 2014 and 2013, respectively, because their inclusion would have the effect of increasing earnings per share. Stock options will have a dilutive effect under the treasury method only when the respective period’s average market value of the Company’s common stock exceeds the exercise proceeds.

Note 15. Subsequent Events

Initial Public Offering

On April 4, 2014, the Company’s common stock began trading on the New York Stock Exchange under the symbol “IMS”. On April 9, 2014, the Company completed its IPO of its common stock at a price to the public of $20.00 per share. The Company issued and sold 52 million shares of common stock in the IPO. The selling shareholders offered and sold 22.75 million shares of common stock in the IPO, including 9.75 million shares that were offered and sold by the selling shareholders pursuant to the full exercise of the underwriters’ allotment to purchase additional shares. The Company raised net proceeds of approximately $988 million from the IPO, after deducting underwriting discounts, commissions and related expenses. The Company did not receive any of the proceeds from the sale of the shares sold by the selling shareholders.

Substantially all of the Company’s net proceeds of the IPO, approximately $500 million of borrowings under the New Term Loans, $148 million of borrowings under the revolving credit facility and approximately $400 million of cash on the balance sheet has been or will be used to (i) fund the redemption of the 12.5% Senior Notes and Senior PIK Notes and pay related fees and expenses, (ii) pay an estimated amount of $33 million in the aggregate to holders of outstanding Phantom SARs granted under the 2010 Equity Incentive Plan and (iii) pay a one-time fee to terminate the management services agreement with the Sponsors of $72 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements (unaudited) and related notes and with the audited Consolidated Financial Statements and the notes thereto included in our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission on April 4, 2014 (the “Prospectus”). This discussion and analysis includes forward-looking statements that involve risks and uncertainties. You should read the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” sections of this Quarterly Report on Form 10-Q and the Prospectus for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. The terms “Company,” “IMS,” “we,” “our” or “us,” as used herein, refer to IMS Health Holdings, Inc. and its consolidated subsidiaries unless otherwise stated or indicated by context. Amounts presented may not add due to rounding.

Background

We are a leading global information and technology services company providing clients in the healthcare industry with comprehensive solutions to measure and improve their performance. We have one of the largest and most comprehensive collections of healthcare information in the world, spanning sales, prescription and promotional data, medical claims, electronic medical records and social media. We standardize, organize, structure and integrate this data by applying our sophisticated analytics and leveraging our global technology infrastructure to help our clients run their organizations more efficiently and make better decisions to improve their operational and financial performance. We have a presence in over 100 countries and we generated 63% of our 2013 revenue from outside the United States.

We serve key healthcare organizations and decision makers around the world, spanning the breadth of life science companies, including pharmaceutical, biotechnology, consumer health and medical device manufacturers, as well as distributors, providers, payers, government agencies, policymakers, researchers and the financial community. Our information and technology services offerings, which we have developed with significant investment over our 60-year history, are deeply integrated into our clients’ workflow.

Acquisitions

We make acquisitions to enhance our capabilities and offerings in certain areas, including technology services. During the three months ended March 31, 2014, we acquired the consumer health businesses of Nielsen N.V. in certain European markets and Kent Capital, at a total cost of approximately $18 million, of which $14 million was paid in April 2014 and the balance will be paid in 2015 subject to certain conditions. See Note 2 to our Condensed Consolidated Financial Statements for additional information with respect to these acquisitions. The results of operations of acquired businesses have been included since the date of acquisition and were not significant to our consolidated results of operations.

Results excluding the Effects of Foreign Currency Translation and Certain Charges

We report results in U.S. dollars, but we do business on a global basis. Exchange rate fluctuations affect the U.S. dollar value of foreign currency revenue and expenses and may have a significant effect on our results. The discussion of our financial results in this report includes comparisons with the prior year in constant currency terms, using consistent exchange rates. We believe this information facilitates comparison of the underlying results over time. During the first quarter of 2014, the U.S. dollar was generally stronger against the other currencies in which we transact business as compared to the first quarter of 2013. The revenue growth at actual currency rates was lower than the growth at constant currency exchange rates. See “—How Exchange Rates Affect our Results” and “—Quantitative and Qualitative Disclosures about Market Risk” below for a more complete discussion regarding the impact of foreign currency translation on our business.

We also discuss below our revenue, operating income, operating costs of information, direct and incremental costs of technology services, selling and administrative expenses and operating margins excluding non-cash stock-based compensation charges, acquisition-related charges, restructuring and related charges, purchase accounting adjustments and sponsor monitoring fees. We believe providing these non-GAAP measures is useful as it facilitates comparisons across the periods presented and more clearly indicates trends. Management uses these non-GAAP measures in its global decision making, including developing budgets and managing expenditures.

Results of Operations

Summary Operating Results

	Three Months Ended March 31,
(in millions)	2014	2013
Revenue	$645	$613

Information	381	378
Technology services	264	235

Operating costs of information, exclusive of depreciation and amortization	164	160
Direct and incremental costs of technology services, exclusive of depreciation and amortization	136	123
Selling and administrative expenses, exclusive of depreciation and amortization	171	145
Depreciation and amortization	107	105
Severance, impairment and other charges	—	1

Operating income	67	79

Interest income	2	1
Interest expense	(89)	(79)
Other (loss) income, net	(17)	16

Non-operating loss, net	(104)	(62)

(Loss) income before income taxes	(37)	17
Benefit from (provision for) income taxes	13	(5)

Net (loss) income	$(24)	$12

Net Income to Adjusted EBITDA Reconciliation

We have included a presentation of Adjusted EBITDA because we believe it provides additional information regarding the Company’s performance and our ability to service our debt. In addition, management believes that Adjusted EBITDA is useful to assess our operating performance trends because it excludes certain material non-cash items, unusual or non-recurring items that are not expected to continue in the future and certain other items. Adjusted EBITDA is not presented in accordance with U.S. GAAP, and our computation of Adjusted EBITDA may vary from those used by other companies. Adjusted EBITDA should not be considered as an alternative to net income or loss, operating income or loss, cash flows from operating activities or any other measures of operating performance, liquidity or indebtedness derived in accordance with U.S. GAAP. Adjusted EBITDA has limitations as an analytical tool, and it should not be considered in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP.

	Three Months Ended March 31,
(in millions)	2014	2013
Net (loss) income	$(24)	$12
(Benefit from) provision for income taxes	(13)	5
Other loss (income), net	17	(16)
Interest expense	89	79
Interest income	(2)	(1)
Depreciation and amortization	107	105
Deferred revenue purchase accounting adjustments	2	1
Non-cash stock-based compensation charges(1)	31	11
Restructuring and related charges(2)	2	3
Acquisition-related charges(3)	6	2
Sponsor monitoring fees(3)	2	2

Adjusted EBITDA	$217	$203

(1)	Non-cash stock-based compensation charges of $3 million, $3 million and $25 million are included in Operating costs of information, Direct and incremental costs of technology services and Selling and administrative expenses, respectively, for the three months ended March 31, 2014. Non-cash stock-based compensation charges of $2 million, $1 million and $8 million are included in Operating costs of information, Direct and incremental costs of technology services and Selling and administrative expenses, respectively, for the three months ended March 31, 2013.
(2)	Restructuring and related charges includes severance and impairment charges and the cost of employee and third-party charges related to dual running costs for knowledge transfer activities.
(3)	Acquisition-related charges and Sponsor monitoring fees are included in Selling and administrative expenses.

Revenue

Total revenue grew 5.2% to $645 million for the three months ended March 31, 2014 compared to $613 million in the same quarter in the prior year, or 6.6% on a constant currency basis. Revenue from our information offerings increased 1.0% in the first three months of 2014 and grew 2.8% on a constant currency basis over the same period. Revenue from our technology services offerings grew 11.9% in the first three months of 2014 and grew 12.5% on a constant currency basis over the same period. Growth in the Americas and EMEA (countries in Europe, the Middle East and Africa) regions contributed approximately 80% of our total revenue growth during the first three months of 2014 compared to the same period of 2013. The constant currency increase in information offerings was driven by growth in Asia and EMEA. The constant currency increase in technology services offerings was driven by increases in commercial services throughout almost all of our geographies, with the largest contributions coming from the Americas and EMEA.

Operating Costs of Information, exclusive of Depreciation and Amortization

Operating costs of information offerings increased $4 million, or 2.3%, in the three months ended March 31, 2014 compared to the same quarter in the prior year. Excluding the effect of foreign currency translation of negative $2 million and non-cash stock-based compensation charges, operating costs of information increased 2.7% in the first quarter of 2014 compared to the first quarter of 2013. The constant currency increase in operating costs of information was primarily due to an increase in compensation costs of $3 million, partially due to an increase in headcount of approximately 300 employees, and higher data costs of $2 million.

Direct and Incremental Costs of Technology Services, exclusive of Depreciation and Amortization

Direct and incremental costs of technology services offerings grew $13 million, or 10.5%, in the three months ended March 31, 2014 compared to the same quarter in the prior year. Excluding the effect of foreign currency translation of negative $1 million and non-cash stock-based compensation charges, direct and incremental costs of technology services grew 10.2% in the first quarter of 2014 compared to the first quarter of 2013. The constant currency increase in direct and incremental costs of technology services was driven primarily by increased compensation costs of $13 million, partially due to an increase in headcount of approximately 700 employees to support the growth in our technology services offerings.

Selling and Administrative Expenses, exclusive of Depreciation and Amortization

Selling and administrative expenses grew $26 million, or 17.2%, in the three months ended March 31, 2014 compared to the same quarter in the prior year. Excluding the effect of foreign currency translation of negative $1 million, non-cash stock-based compensation charges, acquisition-related charges and sponsor monitoring fees, selling and administrative expenses grew 4.5% in the first quarter of 2014 compared to first quarter of 2013. The constant currency increase in selling and administrative expenses was primarily due to an increase in compensation of $5 million resulting from normal annual merit salary increases, higher selling and administrative headcount of approximately 400 employees from acquisitions and increased sales staff to drive revenue. Additionally occupancy costs increased by approximately $3 million, primarily due to acquisitions completed in 2013.

Depreciation and Amortization

Depreciation and amortization charges increased $2 million, or 2.9%, in the three months ended March 31, 2014 compared to the same quarter in the prior year primarily due to higher computer software and other intangibles amortization resulting from acquisitions in 2013.

Severance, Impairment and Other Charges

Severance, impairment and other charges in the three months ended March 31, 2013 were $1 million for an impaired lease for a property vacated in the U.S.

Operating Income

Operating income declined $12 million, or 15.0%, in the three months ended March 31, 2014 compared to the same quarter in the prior year. This decrease was due to increases in operating expenses discussed above, partially offset by the revenue growth. Operating income for the first quarter of 2014 decreased $8 million in constant currency terms compared to the first quarter of 2013. Absent the impact of non-cash stock-based compensation charges, acquisition-related charges, restructuring and related charges, purchase accounting adjustments and sponsor monitoring fees, operating income increased 11.9% at reported foreign currency rates and 15.7% on a constant currency basis for the first three months of 2014.

Trends in Operating Margins

Operating margins were 10.4% and 12.9% for the three months ended March 31, 2014 and 2013, respectively. Margins were negatively impacted by non-cash stock-based compensation charges, acquisition-related charges, restructuring and related charges, purchase accounting adjustments and sponsor monitoring fees. Excluding these charges, operating margins were 17.0% and 16.0% in the first three months of 2014 and 2013, respectively.

Non-Operating Loss, net

Non-operating losses increased $42 million, or 67.2%, in the three months ended March 31, 2014 compared to the same quarter in the prior year. The increase was due to lower net foreign exchange gains of $32 million and higher net interest expense of $9 million resulting from higher debt balances in 2014, including the Senior PIK Toggle Notes issued in August 2013. Included in the non-operating loss for the first quarter of 2013 was a $14 million charge related to the official devaluation of Venezuela’s current exchange rate.

Taxes

We operate in more than 100 countries around the world and our earnings are taxed at the applicable income tax rate in each of these countries. As required, we compute interim taxes based on an estimated annual effective tax rate.

Our effective tax rate for the three months ended March 31, 2014 was 34.9%, which was unfavorably impacted by deferred U.S. income tax expense related to non-U.S. earnings net of associated tax credits, offset by the expiration of certain statutes of limitation and the deferred tax impact of state and local tax rate changes. Also, under Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) (now incorporated into Accounting Standards Codification Topic 740, Income Taxes), we recorded $2 million of tax expense related to unrecognized tax benefits that if recognized would favorably affect the effective tax rate. Included in this amount is $1 million of interest and penalties.

Our effective tax rate for the three months ended March 31, 2013 was 30.3%, which was unfavorably impacted by deferred U.S. income tax expense related to non-U.S. earnings net of associated tax credits, offset by a tax reduction as a result of the expiration of certain statutes of limitation and refunds from amended tax filings. Also, under FIN 48, we recorded $2 million of tax expense related to unrecognized tax benefits that if recognized would favorably affect the effective tax rate. Included in this amount is $1 million of interest and penalties.

We file numerous consolidated and separate income tax returns in U.S. (federal and state) and non-U.S. jurisdictions. We are no longer subject to U.S. federal income tax examination by tax authorities for years before 2010. Further, with few exceptions, we are no longer subject to tax examination in state and local jurisdictions for years prior to 2009 and in our material non-U.S. jurisdictions prior to 2008. It is reasonably possible that within the next twelve months we could realize $2 million of unrecognized tax benefits as a result of the expiration of certain statutes of limitation.

Operations by Geographic Region

Operating segments are defined as components of an enterprise about which financial information is available that is evaluated on a regular basis by the chief operating decision-maker, or decision-making groups, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. We operate a globally consistent business model, offering pharmaceutical business information and related services to our clients in more than 100 countries.

We maintain regional geographic management who are responsible for bringing our full suite of offerings to their respective markets and to facilitate local execution of its global strategies. However, we maintain global leaders for the majority of our critical business processes; and the most significant performance evaluations and resource allocations made by our chief operating decision maker is made on a global basis. As such, we have concluded that we maintain one operating and reportable segment.

The following represents selected geographic information for the regions in which we operate.

(in millions)	Americas(1)	EMEA(2)	Asia Pacific(3)	Corporate & Other	Total
Three Months Ended March 31, 2014:
Revenue(4)	$287	$244	$114	$—	$645
Operating Income (Loss)(5)	78	59	36	(106)	67
Three Months Ended March 31, 2013:
Revenue(4)	$272	$224	$117	$—	$613
Operating Income (Loss)(5)	74	55	41	(91)	79

Notes to Geographic Financial Information:

(1)	Our Americas region includes the United States, Canada and Latin America. Revenue in the United States was $232 million and $222 million for the three months ended March 31, 2014 and 2013, respectively.
(2)	Our EMEA region includes countries in Europe, the Middle East and Africa.
(3)	Our Asia Pacific region includes Japan, Australia and other countries in the Asia Pacific region. Revenue in Japan was $69 million and $72 million for the three months ended March 31, 2014 and 2013, respectively.
(4)	Revenue relates to external clients and is primarily based on the location of the client. Revenue for the geographic regions includes the impact of foreign exchange in converting results into U.S. dollars.
(5)	Operating Income for the three geographic regions does not reflect the allocation of certain expenses that are maintained in Corporate and Other and as such, is not a true measure of the respective regions’ profitability. The Operating Income amounts for the geographic segments include the impact of foreign exchange in converting results into U.S. dollars. For the three months ended March 31, 2014, depreciation and amortization related to purchase accounting adjustments of $31 million, $22 million and $10 million for the Americas, EMEA and Asia Pacific regions, respectively, are presented in Corporate and Other. For the three months ended March 31, 2013, depreciation and amortization related to purchase accounting adjustments of $31 million, $22 million and $11 million for the Americas, EMEA and Asia Pacific regions, respectively, are presented in Corporate and Other.

Americas Region

Revenue in the Americas region grew 5.4% in the three months ended March 31, 2014 compared to the same quarter in the prior year. On a constant currency basis, revenue grew 7.2% in the first quarter of 2014 compared to the first quarter of 2013, of which technology services offerings accounted for approximately 89% of the growth, primarily driven by the U.S.

Operating income in the Americas region grew 6.0% in the three months ended March 31, 2014 compared to the same quarter in the prior year. On a constant currency basis, operating income grew 8.2% in the first quarter of 2014 compared to the first quarter of 2013. The increase in constant currency operating income in 2014 was a result of revenue growth in the region, partially offset by increases in operating expenses of $13 million to support the revenue growth.

EMEA Region

Revenue in the EMEA region grew 8.6% in the three months ended March 31, 2014 compared to the same quarter in the prior year. On a constant currency basis, revenue grew 6.3% in the first quarter of 2014 compared to the first quarter of 2013. The constant currency increase in revenue in EMEA was the result of strong overall growth in Central and Eastern Europe, as well as growth in our technology services offerings, particularly in Central and Northern Europe.

Operating income in the EMEA region grew 6.9% in the three months ended March 31, 2014 compared to the same quarter in the prior year. On a constant currency basis, operating income grew 3.7% in the first quarter of 2014 compared to the first quarter of 2013. The increase in constant currency operating income in 2014 was a result of revenue growth in the region, partially offset by increases in operating expenses of $12 million to support the revenue growth.

Asia Pacific Region

Revenue in the Asia Pacific region declined 1.9% in the three months ended March 31, 2014 compared to the same quarter in the prior year. On a constant currency basis, revenue grew 5.7% in the first quarter of 2014 compared to the first quarter of 2013. The constant currency increase in revenue was driven by overall growth in Japan and China.

Operating income in the Asia Pacific region declined 12.8% in the three months ended March 31, 2014 compared to the same quarter in the prior year. On a constant currency basis, operating income declined 1.0% in the first quarter of 2014 compared to the first quarter of 2013. The decrease in constant currency operating income in 2014 was a result of increases in operating expenses of $7 million due to continued investments in the region to drive growth, partially offset by the revenue increase.

How Exchange Rates Affect our Results

We operate globally, deriving a significant portion of our operating income from non-U.S. operations. As a result, fluctuations in the value of foreign currencies in which we transact business relative to the U.S. dollar may increase the volatility of U.S. dollar operating results. We enter into foreign currency forward contracts to partially offset the effect of currency fluctuations and the impact of these forward contracts is reflected in Other (loss) income, net on the Condensed Consolidated Statements of Comprehensive Loss. In the first quarter of 2014, foreign currency translation decreased our U.S. dollar revenue growth and increased our operating income decline by approximately 1.4 and 4.1 percentage points, respectively.

Non-U.S. monetary assets are maintained in currencies other than the U.S. dollar, principally the Euro and the Japanese Yen. Where monetary assets are held in the functional currency of the local entity, changes in the value of these currencies relative to the U.S. dollar are reflected in accumulated other comprehensive income in the Condensed Consolidated Statements of Financial Position. The effect of exchange rate changes increased the U.S. dollar amount of cash and cash equivalents by $1 million and decreased the U.S. dollar amount by $9 million during the first quarter of 2014 and 2013, respectively.

Liquidity and Capital Resources

We fund our liquidity needs for capital investment, working capital, and other financial commitments through cash flow from operations and our credit facility. At March 31, 2014, cash and cash equivalents were $540 million and our total indebtedness was $5,027 million. Additionally, we had $500 million available for borrowing under our senior secured credit facility and short-term investments totaling $4 million, consisting of government bonds. In addition to operating cash flows, other factors that affect our overall management of liquidity include capital expenditures, software development costs, acquisitions, debt service requirements, adequacy of our revolving credit facility and access to the capital markets.

On April 9, 2014, we completed our initial public offering (“IPO”) of our common stock at a price to the public of $20.00 per share. We issued and sold 52 million shares of common stock in the IPO. The selling shareholders offered and sold 22.75 million shares of common stock in the IPO, including 9.75 million shares that were offered and sold by the selling shareholders pursuant to the full exercise of the underwriters’ allotment to purchase additional shares. We raised net proceeds of approximately $988 million from the IPO, after deducting underwriting discounts, commissions and related expenses. We did not receive any of the proceeds from the sale of shares by the selling shareholders.

Substantially all of our net proceeds from the IPO, approximately $500 million of borrowings under New Term Loans, $148 million of borrowings under the revolving credit facility and approximately $400 million of cash on the balance sheet has been or will be used to (i) fund the redemption of our 12.5% Senior Notes and Senior PIK Notes and pay related fees and expenses, (ii) pay an estimated amount of $33 million in the aggregate to holders of outstanding cash-settled stock appreciation rights granted under our 2010 Equity Incentive Plan (“Phantom SARs”) and (iii) pay a one-time fee to terminate our management services agreement with the Sponsors of $72 million.

Our de-leveraging in connection with the IPO improved our credit ratings and financial position and enabled us to issue long-term debt at favorable market rates, including issuance of new term loan A debt in April 2014 of $500 million at an average floating rate of 2.5% and re-price and extend tenor on our existing $2,777 million of term loan B debt. Because we will be retiring our highest cost debt, our interest expense is estimated to decline by 50% on an annualized basis, compared with a 20% reduction in debt.

We believe we will have available resources to meet both our short-term and long-term liquidity requirements, including our senior secured debt service. We expect the cash flow from our operations, combined with existing cash and amounts available under the secured revolving credit facility, will provide sufficient liquidity to fund our current obligations, projected working capital requirements, restructuring obligations and capital spending over the next year. While our board of directors will review our dividend policy from time to time, we currently do not intend to pay dividends in the foreseeable future. In addition we may, from time to time, purchase, repay, redeem or retire any of our outstanding debt or equity securities in privately negotiated or open market transactions, by tender offer or otherwise. Over the next twelve months, we currently expect that we will use our cash and cash equivalents primarily to fund:

•	principal and interest payments of approximately $177 million, after reflecting the redemption of our 12.5% Senior Notes and Senior PIK Notes and the issuance of new term loan A;

•	development of software to be used in our new products and capital expenditures of $130 million to $140 million to expand and upgrade our information technology capabilities and to build or acquire facilities to house our business;

•	payments of approximately $19 million related to our employee severance plans;

•	pension and other postretirement benefit plan contributions of approximately $17 million; and

•	acquisitions and potential payments for contingent consideration.

Cash Flows

Cash and cash equivalents decreased $185 million to $540 million at March 31, 2014 compared to $725 million at December 31, 2013. The decrease reflects cash used in operating activities of $103 million, investing activities of $56 million and financing activities of $27 million, and an increase of $1 million due to the effect of exchange rate changes.

Net cash used in operating activities amounted to $103 million for the three months ended March 31, 2014, an increase in cash used of $87 million compared to the three months ended March 31, 2013. Cash flows from operating activities for the first three months of 2014 reflects lower cash-related net income of $23 million, a larger decrease in accrued and other current liabilities and a larger increase in accounts receivable due to revenue growth and timing of cash receipts, partially offset by lower funding of accounts payable and higher amounts of deferred revenue. The larger decrease in accrued and other current liabilities resulted primarily from lower accrued interest expense and lower accrued employee benefits, partially offset by a lower decrease in consulting and other professional fees and data acquisition costs.

Net cash used in investing activities amounted to $56 million for the three months ended March 31, 2014, a decrease in cash used of $6 million compared to the three months ended March 31, 2013. The decrease relates to lower payments for acquisitions and lower purchases of short-term investments, partially offset by higher capital expenditures, including the purchase of an office building in India, and higher additions to computer software in the first quarter of 2014 compared to the first quarter of 2013.

Net cash used in financing activities amounted to $27 million for the three months ended March 31, 2014, compared to cash provided of $10 million for the three months ended March 31, 2013. The variance is primarily due to the payment of debt amendment fees and lower borrowings, net of repayments, under our revolving credit facility in the first quarter of 2014, partially offset by higher repayments of term loans in the first quarter of 2013.

Debt

At March 31, 2014, our principal amount of debt totaled $5,027 million. Management does not believe that this level of debt poses a material risk to us due to the following factors:

•	in each of the last two calendar years, we have generated strong net cash provided by operating activities of approximately $400 million;

•	at March 31, 2014, we had $544 million in worldwide cash and cash equivalents and short-term investments; and

•	at March 31, 2014, we had a $500 million revolving credit facility, all of which was unused.

The following table summarizes our debt at the dates indicated:

(in millions)	March 31, 2014	December 31, 2013
Senior Secured Credit Facilities:
Senior Secured Term B Loan due 2021—USD LIBOR at average floating rates of 3.75%	$1,747	$1,747
Senior Secured Term B Loan due 2021—EUR LIBOR at average floating rates of 4.00%	1,030	1,030
Revolving Credit Facility due 2019—USD LIBOR	—	—
12.5% Senior Notes due 2018	1,000	1,000
7.375%/8.125% Senior PIK Toggle Notes due 2018	750	750
6.00% Senior Notes due 2020	500	500

Principal Amount of Debt	5,027	5,027
Less: Unamortized Discounts	(57)	(67)

Total Debt	$4,970	$4,960

Senior Secured Credit Facilities

In March 2014, IMS Health Incorporated (“IMS Health”), our indirect wholly-owned subsidiary, and certain of its subsidiaries, as co-borrowers, entered into an amendment (the “2014 Amendment”) to amend and restate the Second Amended and Restated Credit and Guaranty Agreement, which until such date governed IMS Health’s senior secured credit facilities (the amended and restated credit agreement resulting from the 2014 Amendment, the “2014 Credit Agreement”). The 2014 Amendment added commitments in respect of the New Term Loans in the aggregate dollar equivalent amount of $500 million, increased outstanding commitments under the revolving credit facility to $500 million, modified certain interest rates and covenants and made additional modifications to IMS Health’s senior secured credit facilities. The commitments in respect of the New Term Loans consist of term A loan commitments in the amount of $315 million and €133 million (or approximately $184 million based on exchange rates in effect on March 31, 2014) and mature in March 2019. The New Term Loans were funded in April 2014 concurrent with the IPO. Additionally, IMS Health reduced the borrowing margins and the EUR LIBOR floors by 25 basis points each, respectively, and extended the maturity date to March 2021 for the existing term B loans and increased the capacity to $500 million and extended the maturity date to March 2019 for the existing Revolving Credit Facility. As a result of the 2014 Amendment, we recorded $11 million of debt extinguishment losses and $2 million of third party fees in Other (loss) income, net during the three months ended March 31, 2014.

In February 2013, IMS Health and certain of its subsidiaries entered into an amendment of the then existing senior secured term loans due 2017 (“Term Loan Amendment”) to reduce the interest rate. IMS Health reduced the borrowing margins and LIBOR floors by 50 basis points and 25 basis points, respectively, for both the USD and EUR tranches of debt. As a result of the Term Loan Amendment, we recorded $9 million of debt extinguishment losses and $3 million of third party fees in Other (loss) income, net during the three months ended March 31, 2013.

In October 2012, IMS Health and certain of its subsidiaries completed a recapitalization (the “Recapitalization”). The Recapitalization included an amendment (the “Amendment”) to its Amended and Restated Credit and Guaranty Agreement for additional term loans and (a) extended the maturity date of the Revolving Credit Facility to August 2017; and (b) increased the maximum leverage ratio.

IMS Health is required to make scheduled quarterly payments on the term A loans at rates that vary from 1.25% to 2.50% of the original principal amount of the term loans, with the remaining balance paid at maturity. Additionally IMS Health is required to make scheduled quarterly payments on the term B loans each equal to approximately 0.25% of the original principal amount of the term loans, with the remaining balance paid at maturity. IMS Health is also required to pay an annual commitment fee that ranges from 0.30% to 0.40% in respect of any unused commitments under the revolving credit facility.

At March 31, 2014, we had a $500 million revolving credit facility, all of which was unused. The Senior Secured Credit Facilities are secured by a security interest in substantially all of Healthcare Technology Intermediate Holdings, Inc.’s, IMS Health’s and the subsidiary guarantors’ tangible and intangible assets, including the stock and the assets of certain of IMS Health’s current and certain future wholly-owned U.S. subsidiaries (and stock held by IMS Health’s current immediate direct parent holding company) and a portion of the stock of certain of IMS Health’s non-U.S. subsidiaries. In addition, certain of the assets of IMS Health’s Swiss subsidiaries have been pledged to secure any borrowings under the Senior Secured Credit Facilities by IMS AG. There have been no such borrowings to date.

Senior Notes

In February 2010, IMS Health issued an aggregate principal amount of $1 billion of senior unsecured notes due 2018 (“Old 12.5% Senior Notes”). In order to effect the Recapitalization, we conducted an exchange offer and consent solicitation to exchange the Old 12.5% Senior Notes for new 12.5% Senior Notes due 2018 (“New 12.5% Senior Notes” and, together with Old 12.5% Senior Notes, “12.5% Senior Notes”), and to solicit consents to proposed amendments to the indenture governing the Old 12.5% Senior Notes to permit the Recapitalization. The requisite consents were obtained and 99.96% of the holders of the Old 12.5% Senior Notes agreed to participate in the exchange and received New 12.5% Senior Notes in an equal principal amount. The 12.5% Senior Notes were repaid in April 2014.

The Recapitalization also included a new offering of $500 million aggregate principal amount of 6% Senior Notes due 2020 (the “6% Senior Notes”). Interest is payable semi-annually each year. The 6% Senior Notes are guaranteed on a senior unsecured basis by IMS Health’s wholly-owned domestic subsidiaries that are guarantors under the Senior Secured Credit Facilities. The 6% Senior Notes have a three-year no call redemption period.

Senior PIK Notes

In August 2013, Healthcare Technology Intermediate, Inc., our indirect wholly-owned subsidiary, issued $750 million of Senior PIK Notes. The Senior PIK Notes are unsecured obligations of Healthcare Technology Intermediate, Inc. and mature on September 1, 2018. Interest is paid semi-annually in March and September of each year, commencing March 1, 2014. Subject to certain restrictions, we may elect to pay a portion of the interest due on the outstanding principal amount of the Senior PIK Notes by issuing PIK Notes in a principal amount equal to the interest due. The proceeds, along with cash provided by us, were used to pay an approximate $753 million dividend to our shareholders and for the payment of fees and expenses of the transaction of approximately $17 million. The Senior PIK Notes were repaid in April 2014.

Costs incurred to issue debt are generally deferred and amortized as a component of interest expense over the estimated term of the related debt using the effective interest rate method. As of March 31, 2014, the unamortized balance of original issue discount reflected as a reduction to long term debt and fees and expenses related to the issuance of the debt included in Other assets was $57 million and $100 million, respectively. During the three months ended March 31, 2014 and 2013, we recorded interest expense of $10 million and $9 million, respectively, related to the amortization of these balances.

The financing arrangements provide for certain covenants and events of default customary for similar instruments, including in the case of the revolving credit facility and New Term Loans beginning with the fiscal quarter ending June 30, 2014, a covenant to not to exceed a specified ratio of consolidated senior secured net indebtedness to Consolidated EBITDA, as defined in the 2014 Credit Agreement and a covenant to maintain a specified minimum interest coverage ratio. If an event of default occurs under any of our or our subsidiaries’ financing arrangements, the creditors under such financing arrangements will be entitled to take various actions, including the acceleration of amounts due under such arrangements, and in the case of the lenders under the revolving credit facility and New Term Loans, other actions permitted to be taken by a secured creditor. At March 31, 2014, we were in compliance with the financial covenants under our financing arrangements.

In May 2010, we purchased interest rate caps and entered into interest rate swap agreements for purposes of managing our risk in interest rate fluctuations. We purchased U.S. Dollar and Euro denominated interest rate caps for a total nominal value of approximately $1,675 million at strike rates ranging from 3% to 4%. These caps cover different periods between May 2010 and January 2015. The total premiums paid were $5 million. Most of these caps have expired and the nominal value of caps outstanding at March 31, 2014 was approximately $110 million.

We also entered into interest rate swap agreements to hedge notional amounts of $375 million of our borrowings. All were effective January 2012, and expire at various times through January 2016. On these agreements, we pay a fixed rate ranging from 2.6% to 3.3% and receive a variable rate of interest equal to the three-month London Interbank Offered Rate (“LIBOR”).

The fair value of the interest rate caps and swaps is the estimated amount that it would receive or pay to terminate such agreements, taking into account market interest rates and the remaining time to maturities. Based on mark-to-market valuation, we recorded on the Condensed Consolidated Statements of Financial Position a short-term liability of $3 million and a long-term liability of $6 million at March 31, 2014 and a long-term liability of $12 million at December 31, 2013.

Severance, Impairment and Other Charges

2013 Plan

In December 2013, as a result of ongoing cost reduction efforts, we recorded a pre-tax severance charge of $12 million consisting of global workforce reductions to streamline our organization (the “2013 Plan”). We expect that cash outlays related to the 2013 Plan will be substantially complete by the end of 2015.

(in millions)	Severance Related Reserves
Balance at December 31, 2013	$12
Cash payments	(2)

Balance at March 31, 2014	$10

Additionally, during the first quarter of 2013, we recorded impairment charges of $1 million related to an impaired lease for property vacated in the U.S.

2012 Plan

In December 2012, as a result of ongoing cost reduction efforts, we implemented a restructuring plan (the “2012 Plan”) and recorded a pre-tax severance charge of $23 million consisting of global workforce reductions to streamline our organization. We expect that cash outlays related to the 2012 Plan will be substantially complete by the end of 2014.

(in millions)	Severance Related Reserves
Balance at December 31, 2013	$6
Cash payments	(1)

Balance at March 31, 2014	$5

Contingencies

We are exposed to certain known contingencies that are material to our investors. The facts and circumstances surrounding these contingencies and a discussion of their effect on us are included in Note 11 included elsewhere in this Quarterly Report on Form 10-Q. These contingencies may have a material effect on our liquidity, capital resources or results of operations. In addition, even where our reserves are adequate, the incurrence of any of these liabilities may have a material effect on our liquidity and the amount of cash available to us for other purposes.

Management believes that we have made appropriate arrangements in respect of the future effect on us of these known contingencies. Management also believes that the amount of cash available to us from our operations, together with cash from financing, will be sufficient for us to pay any known contingencies as they become due without materially affecting our ability to conduct our operations and invest in the growth of our business.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, as well as information included in oral statements or other written statements made or to be made by us, contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, and other future conditions. Forward-looking statements can be identified by words such as “anticipate,” “believe,” “envision,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “contemplate” and other similar expressions, although not all forward-looking statements contain these identifying words. Examples of forward-looking statements include, among others, statements we make regarding:

•	plans for future growth and other business development activities;

•	plans for capital expenditures;

•	expectations for market and industry growth;

•	financing sources;

•	dividends;

•	the effects of regulation and competition;

•	foreign currency conversion; and

•	all other statements regarding our intent, plans, beliefs or expectations or those of our directors or officers.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place significant reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Important factors that could cause actual results and events to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	our data suppliers might restrict our use of or refuse to license data, which could lead to our inability to provide certain products or services;

•	failure to meet productivity objectives under our internal business transformation initiatives could adversely impact our competitiveness and our ability to meet our growth objectives;

•	we may be unsuccessful at investing in growth opportunities;

•	data protection and privacy laws may restrict our current and future activities;

•	breaches or misuse of our or our outsourcing partners’ security or communication systems could expose us, our clients, our data suppliers or others to risk of loss;

•	hardware and software failures, delays in the operation of our computer and communications systems or the failure to implement system enhancements may adversely impact us;

•	consolidation in the industries in which our clients operate may reduce the volume of products and services purchased by consolidated clients following an acquisition or merger;

•	our ability to protect our intellectual property rights and our susceptibility to claims by others that we are infringing on their intellectual property rights; and

•	the other risks identified in our registration statement on Form S-1 and any subsequent filings we make with the Securities and Exchange Commission.

The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Report. We undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future developments or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our quantitative and qualitative disclosures about market risk during the three months ended March 31, 2014 as compared to the quantitative and qualitative disclosures about market risk described in our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission (the “SEC”) on April 4, 2014 (the “Prospectus”).

Venezuela

In February 2013, the Venezuelan government announced the devaluation of its currency and the official exchange rate was adjusted from 4.30 Bolívars to each U.S. dollar to 6.30. Our Swiss operating subsidiary, IMS AG, maintains certain account balances in Bolívars (mainly Cash and cash equivalents). As these balances are held in a non-functional currency of IMS AG, it is required that we mark-to-market these balances at each reporting date and reflect these movements as gains or losses in income. Approximately 8% of our consolidated cash and cash equivalents balance as of March 31, 2014 was held in Venezuelan Bolívars.

Since January 2010, Venezuela has been designated as hyper-inflationary, and as such, all foreign currency fluctuations are recorded in income for certain account balances at our local Venezuelan operating subsidiary. We recorded a pre-tax charge of approximately $14 million to Other (loss) income, net in the first quarter of 2013 related to the remeasurement of the IMS AG Venezuelan Bolívar account balances and the remeasurement of certain local Venezuelan account balances.

In January 2014, the Venezuelan government significantly expanded the use of the Supplementary Foreign Currency Administration System (“SICAD”) I exchange market and created a third exchange market called SICAD II. These markets have exchange rates significantly less favorable than the official exchange rate. We continued to remeasure our Venezuela account balances at the rate of 6.30 Bolívars per U.S. Dollar as of March 31, 2014. We will continue to monitor any future impact of these mechanisms on the exchange rate we use to remeasure our Venezuelan subsidiary’s financial statements.

As of March 31, 2014, the net assets, including cash and cash equivalents, held by our Venezuelan subsidiaries was approximately 6% of our consolidated net assets and for the first quarter ended March 31, 2014, revenue generated by our Venezuelan subsidiaries was less than 1% of our consolidated revenue. Venezuela has foreign exchange and price controls which have historically limited our ability to convert Bolívars to U.S. dollars and transfer funds out of Venezuela. Additionally, government restrictions on the transfer of cash out of the country have limited our ability to repatriate cash; however, these restrictions have not impacted our ability to execute our business plans in Venezuela. It is not possible for us to predict the extent to which we may be affected by additional future changes in exchange rates and exchange controls imposed by the Venezuelan government.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14c and 15d-14c under the Exchange Act) as of March 31, 2014 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Information in response to this Item is incorporated by reference to the information set forth under the heading “Legal Matters” in the Company’s prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission on April 4, 2014 (the “Prospectus”).

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in the Prospectus.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

Not applicable.

Use of Proceeds from Registered Securities

On April 9, 2014, we completed our initial public offering (“IPO”) of our common stock at a price to the public of $20.00 per share pursuant to registration statement on Form S-1 (File No. 333-195143), which was declared effective by the SEC on April 3, 2014. The offering commenced on April 4, 2014 and did not terminate before all of the securities were sold. We issued and sold 52 million shares of common stock for an aggregate public offering price of $1.04 billion. The selling shareholders offered and sold 22.75 million shares of common stock, including 9.75 million shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, for an aggregate public offering price of $455 million. J.P. Morgan Securities LLC, Goldman, Sachs & Co., and Morgan Stanley & Co. LLC acted as joint book-running managers and as representatives of the underwriters for the IPO. We raised net proceeds of approximately $988 million after deducting underwriting discounts and commissions of $47 million and IPO-related expenses of approximately $5 million. We did not receive any of the proceeds from the sale of the shares by the selling shareholders. As contemplated in the prospectus for the offering, substantially all of our net proceeds, approximately $500 million of borrowings under the New Term Loans, $148 million of borrowings under our revolving credit facility and approximately $400 million of cash on the balance sheet were used to (i) fund the redemption of the 12.5% Senior Notes and Senior PIK Notes and pay related fees and expenses, (ii) pay an estimated amount of $33 million in the aggregate to holders of outstanding cash-settled stock appreciation rights granted under our 2010 Equity Incentive Plan and (iii) pay a one-time fee of $72 million to terminate the management services agreement with our private equity sponsors. As of May 2, 2014, we have used all of the proceeds from the IPO, and there have been no material differences between the actual use of proceeds and intended use of proceeds as described in the prospectus for the offering. No payments were made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates, other than the proceeds used to terminate the management services agreement.

Purchases of Equity Securities by the Issuer

Not applicable.

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

31.1	Certification of Chief Executive Officer and President, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101*	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Statements of Financial Position, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Shareholders’ Equity, and (v) Notes to Condensed Consolidated Financial Statements	X

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on May 2, 2014.

IMS HEALTH HOLDINGS, INC.

/s/ Ronald E. Bruehlman
Ronald E. Bruehlman Senior Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)