Form 10-Q
period 2014-06-30
IMS Health Holdings, Inc.
filed 2014-07-30
CIK 1595262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	332,024,323 shares outstanding as of July 22, 2014

IMS HEALTH HOLDINGS INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IMS HEALTH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(unaudited)

	June 30,	December 31,
(in millions, except per share data)	2014	2013
Assets:
Current Assets:
Cash and cash equivalents	$265	$725
Restricted cash	26	27
Short-term investments	1	4
Accounts receivable, net	336	313
Other current assets	303	258
Total Current Assets	931	1,327
Property, plant and equipment, at cost	330	262
Less accumulated depreciation	(172)	(145)
Property, plant and equipment, net	158	117
Computer software, net	261	263
Goodwill	3,604	3,573
Other identifiable intangibles, net	2,406	2,517
Other assets	201	202
Total Assets	$7,561	$7,999
Liabilities and Shareholders’ Equity:
Current Liabilities:
Accounts payable	$106	$103
Accrued and other current liabilities	478	583
Current portion of long-term debt	52	66
Deferred revenues	190	180
Total Current Liabilities	826	932
Postretirement and postemployment benefits	77	77
Long-term debt	3,918	4,894
Deferred tax liability	951	1,102
Other liabilities	98	111
Total Liabilities	5,870	7,116
Commitments and Contingencies (Note 11)
Shareholders’ Equity:
Common Stock, $.01 par value, 700.0 and 307.5 shares authorized, 332.8 and 280.5 shares issued at June 30, 2014 and December 31, 2013, respectively	3	3
Capital in excess of par	1,947	913
Accumulated deficit	(264)	(20)
Treasury stock, at cost, 0.8 and 0.5 shares at June 30, 2014 and December 31, 2013, respectively	(10)	(6)
Accumulated other comprehensive income (loss)	15	(7)
Total Shareholders’ Equity	1,691	883
Total Liabilities and Shareholders’ Equity	$7,561	$7,999

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

IMS HEALTH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2014	2013	2014	2013
Revenue	$662	$624	$1,307	$1,237
Information	386	379	767	757
Technology services	276	245	540	480
Operating costs of information, exclusive of depreciation and amortization	174	157	338	317
Direct and incremental costs of technology services, exclusive of depreciation and amortization	140	124	276	247
Selling and administrative expenses, exclusive of depreciation and amortization	247	145	418	290
Depreciation and amortization	115	100	222	205
Severance, impairment and other charges	25	1	25	2
Operating (Loss) Income	(39)	97	28	176
Interest income	—	1	2	2
Interest expense	(49)	(75)	(138)	(154)
Other (loss) income, net	(271)	(6)	(288)	10
Non-Operating Loss, Net	(320)	(80)	(424)	(142)
(Loss) Income before income taxes	(359)	17	(396)	34
Benefit from (provision for) income taxes	139	(9)	152	(14)
Net (Loss) Income	$(220)	$8	$(244)	$20
(Loss) Earnings per Share Attributable to Common Shareholders:
Basic	$(0.67)	$0.03	$(0.80)	$0.07
Diluted	$(0.67)	$0.03	$(0.80)	$0.07
Weighted-Average Common Shares Outstanding:
Basic	329.7	280.0	304.9	280.0
Diluted	329.7	288.9	304.9	288.8
Other Comprehensive Income (Loss):
Net (Loss) Income	$(220)	$8	$(244)	$20
Cumulative translation adjustment (net of taxes of $(8) and $8, for the three months ended and $(10) and $22 for the six months ended, respectively)	$19	$(46)	$37	$(199)
Unrealized (losses) gains on derivatives (net of taxes of $1 and $(1) for the three months ended and $1 and $(5) for the six months ended, respectively)	(14)	2	(15)	9
Losses (gains) on derivative instruments, reclassified into earnings (net of taxes of $— and $1 for the three months ended and $— and $2 for the six months ended, respectively)	1	(2)	—	(4)
Other Comprehensive Income (Loss)	$6	$(46)	$22	$(194)
Total Comprehensive Loss	$(214)	$(38)	$(222)	$(174)

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

IMS HEALTH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
(in millions)	2014	2013
Cash Flows from Operating Activities:
Net (loss) income	$(244)	$20
Adjustments to Reconcile Net (Loss) Income to Net Cash (Used in) Provided by Operating Activities:
Depreciation and amortization	222	205
Losses on extinguishment of debt	79	9
Deferred income taxes	(188)	(26)
Non-cash stock-based compensation charges	46	13
Foreign exchange gain on revaluation of foreign denominated debt	—	(12)
Non-cash (gains) losses on derivative instruments	(7)	2
Non-cash amortization of debt original issue discount and debt issuance costs	12	18
Losses on Venezuela remeasurement	49	14
Other	1	—
Change in assets and liabilities, excluding effects from acquisitions and dispositions:
Net increase in accounts receivable	(23)	(1)
Net increase in other current assets	(40)	(3)
Net increase (decrease) in accounts payable	2	(13)
Net decrease in accrued and other current liabilities	(120)	(98)
Net increase in deferred revenues	8	16
Increase in pension assets (net of liabilities)	(10)	(9)
Increase in other long-term assets (net of long-term liabilities)	(16)	(11)
Net Cash (Used in) Provided by Operating Activities	(229)	124

Cash Flows from Investing Activities:
Capital expenditures	(45)	(17)
Additions to computer software	(44)	(31)
Purchases of short-term investments	—	(24)
Payments for acquisitions of businesses, net of cash acquired	(27)	(70)
Purchase of interest rate caps	(21)	—
Other investing activities, net	1	(2)
Net Cash Used in Investing Activities	(136)	(144)
Cash Flows from Financing Activities:
Borrowings under revolving credit facility	372	135
Repayments of revolving credit facility	(134)	(135)
Repayments of debt	(1,757)	(25)
Proceeds from issuance of debt	499	—
Debt amendment fees	(22)	—
Proceeds from initial public offering, net of costs	989	—
Other financing activities	(3)	(3)
Net Cash Used in Financing Activities	(56)	(28)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(39)	(30)
Decrease in Cash and Cash Equivalents	(460)	(78)
Cash and Cash Equivalents, Beginning of Period	725	580
Cash and Cash Equivalents, End of Period	$265	$502

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

IMS HEALTH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

(in millions)	Shares Common Stock	Shares Treasury Stock	Common Stock	Treasury Stock	Capital in Excess of Par	Accumulated Deficit	Cumulative Translation Adjustment	Unamortized Postretirement & Postemployment Adjustment	Unrealized (Losses) Gains on Derivative Instruments	Losses (Gains) on Derivative Instruments Reclassified into Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, December 31, 2012	280.4	0.4	$3	$(4)	$1,634	$(102)	$192	$(41)	$(8)	$9	$152	$1,683
Net income						82						82
Issuances under stock plans and management investments	0.1				2							2
Repurchases of common stock		0.1		(2)								(2)
Stock-based compensation expense					22							22
Dividends paid to shareholders, net of tax					(745)							(745)
Cumulative translation adjustments, net of tax							(183)				(183)	(183)
Postretirement & postemployment adjustments, net of tax								24			24	24
Unrealized gains on derivative instruments, net of tax									9		9	9
Gains on derivative instruments reclassified into earnings, net of tax										(9)	(9)	(9)
Balance, December 31, 2013	280.5	0.5	$3	$(6)	$913	$(20)	$9	$(17)	$1	$—	$(7)	$883
Net loss						(244)						(244)
Issuances of common stock	52.3				987							987
Repurchases of common stock		0.3		(4)	1							(3)
Stock-based compensation expense					46							46
Cumulative translation adjustments, net of tax							37				37	37
Unrealized losses on derivative instruments, net of tax									(15)		(15)	(15)
Balance, June 30, 2014	332.8	0.8	3	(10)	1,947	(264)	46	(17)	(14)	—	15	1,691

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Basis of Presentation and Recently Issued Accounting Standards

Background

IMS Health Holdings, Inc. (the “Company”) is a leading global information and technology services company providing clients in the healthcare industry with comprehensive solutions to measure and improve their performance. The Company has one of the largest and most comprehensive collections of healthcare information in the world, spanning sales, prescription and promotional data, medical claims, electronic medical records and social media. The Company standardizes, organizes, structures and integrates this data by applying its sophisticated analytics and leveraging its global technology infrastructure to help its clients run their organizations more efficiently and make better decisions to improve their operational and financial performance. The company has a presence in over 100 countries and generated 63% of its 2013 revenue from outside the United States.

The Company serves key healthcare organizations and decision makers around the world, spanning the breadth of life science companies, including pharmaceutical, biotechnology, consumer health and medical device manufacturers, as well as distributors, providers, payers, government agencies, policymakers, researchers and the financial community. The Company’s information and technology services offerings, which it has developed with significant investment over its 60-year history, are deeply integrated into its clients’ workflow.

On February 26, 2010, the Company was acquired by affiliates of TPG Global, LLC (together with its affiliates, “TPG”), CPP Investment Board Private Holdings, Inc. (“CPPIB-PHI”), a wholly owned subsidiary of the Canada Pension Plan Investment Board (together with its affiliates, “CPPIB”), and Leonard Green & Partners, L.P. (“LGP” and collectively with TPG and CPPIB, the “Sponsors”) in an all-cash transaction.

Initial Public Offering

On April 4, 2014, the Company’s common stock began trading on the New York Stock Exchange under the symbol “IMS”. On April 9, 2014, the Company completed its Initial Public Offering (“IPO”) of its common stock at a price to the public of $20.00 per share. The Company issued and sold 52 million shares of common stock in the IPO. The selling shareholders offered and sold 22.75 million shares of common stock in the IPO, including 9.75 million shares that were offered and sold by the selling shareholders pursuant to the full exercise of the underwriters’ allotment to purchase additional shares. Subsequent to the IPO and as of June 30, 2014, the Sponsors collectively remained the majority shareholders of the Company. The Company raised net proceeds of approximately $987 million from the IPO, after deducting underwriting discounts, commissions and related expenses totaling $53 million. The Company did not receive any of the proceeds from the sale of the shares sold by the selling shareholders.

Substantially all of the Company’s net proceeds of the IPO, approximately $500 million of borrowings under new term loans, $140 million of borrowings under the revolving credit facility and approximately $400 million of cash on the balance sheet were used to (i) fund the redemption of the Company’s 12.5% Senior Notes and Senior PIK Notes (defined in Note 6 below) and pay related fees and expenses, (ii) pay $30 million in the aggregate to holders of outstanding cash settled stock appreciation rights (“Phantom SARs”) granted under the 2010 Equity Incentive Plan and (iii) pay a one-time fee of $72 million to terminate the management services agreement with the Sponsors.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. The Condensed Consolidated Financial Statements do not include all the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for a fair statement of financial position, results of operations and comprehensive loss, cash flows and shareholders’ equity for the periods presented have been included. The results of operations for interim periods are not necessarily indicative of the results expected for the full year. The December 31, 2013 Condensed Consolidated Statement of Financial Position was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The Condensed Consolidated Financial Statements and related notes should be read in conjunction with the audited Consolidated Financial Statements and related notes of IMS Health Holdings, Inc. included in the Company’s prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission (the “SEC”) on April 4, 2014 (the “Prospectus”). Certain prior year amounts have been reclassified to conform to the 2014 presentation. Amounts presented in the Condensed Consolidated Financial Statements may not add due to rounding.

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

Recently Issued Accounting Standards

In June 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on accounting for share-based payments that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. The guidance is effective for the Company’s interim and annual periods beginning January 1, 2016. The Company does not believe the adoption of this guidance will have a material impact to its consolidated financial statements.

In May 2014, the FASB issued revised guidance on the recognition of revenue from contracts with customers. The guidance provides that revenue should be recognized for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires enhanced disclosures and is effective for the Company’s interim and annual periods beginning January 1, 2017. The Company is currently evaluating this guidance to determine any potential impact that it may have on its financial results.

Note 2. Acquisitions

The Company makes acquisitions in order to expand its products, services and geographic reach. During the three months ended June 30, 2014, the Company completed the acquisition of Forcea NV, a Belgium-based company that specializes in business intelligence applications and analytics for hospitals and life sciences organizations. Additionally, in the first quarter of 2014, the Company completed the acquisitions of the consumer health business of Nielsen Holdings N.V. in certain European markets and Kent Capital in the U.S. The total cost for these acquisitions was approximately $29 million, of which $25 million was paid during the six months ended June 30, 2014 and the balance will be paid in 2015 subject to certain conditions. Acquisition-related costs related to these acquisitions were de minimis, and were expensed as incurred and recorded in Selling and administrative expense, exclusive of depreciation and amortization. These business combinations were accounted for under the acquisition method of accounting, and as such, the aggregate purchase prices were allocated on a preliminary basis to the assets acquired and liabilities assumed based on estimated fair values as of the closing dates. The purchase price allocation will be finalized after the completion of the valuation of certain intangible assets and any adjustments to the preliminary purchase price allocation are not expected to have a material impact on the Company’s results of operations. The Condensed Consolidated Financial Statements include the results of the acquisitions subsequent to the closing. Had these acquisitions occurred as of the beginning of 2013, the impact on the Company’s results of operations would not have been material. In connection with these acquisitions, the Company recorded goodwill of approximately $13 million, of which less than $1 million is deductible for tax purposes, computer software of $2 million (weighted-average amortization period of 5 years) and intangible assets of approximately $16 million during the six months ended June 30, 2014. The intangible assets acquired were comprised of client relationships and other of $15 million (weighted-average amortization period of 6.9 years) and databases of $1 million (weighted-average amortization period of 2.9 years).

During the six months ended June 30, 2014, the Company recorded measurement period adjustments related to acquisitions that occurred in 2013. These adjustments did not have a material impact on the Company’s Condensed Consolidated Financial Statements for any period reported, and therefore, the Company did not retrospectively adjust the Condensed Consolidated Statement of Financial Position as of December 31, 2013.

Contingent consideration

Under the terms of certain acquisition-related purchase agreements, the Company may be required to pay additional amounts as contingent consideration based on the achievement of certain financial performance related metrics, ranging from $0 to $85 million through 2017. The Company’s contingent consideration recorded on the balance sheet was approximately $60 million and $65 million at June 30, 2014 and December 31, 2013, respectively. The fair value measurement of this contingent consideration is classified within Level 3 of the fair value hierarchy (see Note 5) and reflects the Company’s own assumptions in measuring fair values using the income approach. In developing these estimates, the Company considered certain performance projections, historical results, and industry trends.

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

Note 3. Goodwill and Identifiable Intangible Assets

The following table sets forth changes in the Company’s goodwill for the six months ended June 30, 2014.

(in millions)	Goodwill
Balance at December 31, 2013	$3,573
Goodwill assigned in purchase price allocations (see Note 2)	13
Foreign currency translation adjustments and other	18
Balance at June 30, 2014	$3,604

The gross carrying amounts, related accumulated amortization and the weighted average amortization periods of the Company’s intangible assets are listed in the following table:

	June 30, 2014			December 31, 2013
(in millions)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization
Databases	$725	$621	0.8	$725	$549
Client Relationships and other	2,189	563	14.3	2,152	491
Trade Names (Finite-Lived)	151	36	14.4	151	31
Trade Names (Indefinite-Lived)	561	—	N/A	560	—
Total Intangible Assets	$3,626	$1,220	11.1	$3,588	$1,071

Intangible asset amortization expense was $74 million and $71 million during the three months ended June 30, 2014 and 2013, respectively, and $147 million and $143 million for the six months ended June 30, 2014 and 2013, respectively. Based on current estimated useful lives, amortization expense associated with intangible assets at June 30, 2014 is estimated to be as follows:

(in millions) Year ended December 31,	Amortization Expense
Remainder of 2014	$147
2015	178
2016	151
2017	138
2018	136
Thereafter	1,095

Note 4. Severance, Impairment and Other Charges

As a result of ongoing cost reduction efforts, the Company recorded severance charges consisting of global workforce reductions to streamline the Company’s organization. The following table sets forth the activity in the Company’s severance-related reserves for the six months ended June 30, 2014:

(in millions)	2014 Plan(1)	2013 Plan(2)	2012 Plan(3)
Balance at December 31, 2013	$—	$12	$6
Charges	15	—	—
Cash payments	(2)	(3)	(2)
Balance at June 30, 2014	$13	$9	$4
(1)

In May 2014, the Company implemented a restructuring plan (the “2014 Plan”) and recorded a pre-tax severance charge of $15 million. The Company expects that cash outlays related to the 2014 Plan will be substantially complete by the end of 2015.

(2)

In December 2013, the Company implemented a restructuring plan (the “2013 Plan”) and recorded a pre-tax severance charge of $12 million. The Company expects that cash outlays related to the 2013 Plan will be substantially complete by the end of 2015.

(3)

In December 2012, the Company implemented a restructuring plan (the “2012 Plan”) and recorded a pre-tax severance charge of $23 million. In the third quarter of 2013, $6 million of severance accruals were reversed.  The Company expects that cash outlays related to the 2012 Plan will be substantially complete by the end of 2014.

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

Other charges

During the three and six months ended June 30, 2014, the Company recorded impairment charges of $10 million, $7 million of which related to impaired leases for properties in the U.S. and $3 million for the write-down of certain assets and contract-related charges for which the Company will not realize any future economic benefits.

During the three and six months ended June 30, 2013, the Company recorded impairment charges of $1 million and $2 million, respectively, related to impaired leases for properties vacated in the U.S. and contract-related charges for which the Company will not realize any future economic benefits.

Note 5. Derivatives and Fair Value

Foreign exchange risk management

The Company transacts business in more than 100 countries and is subject to risks associated with changing foreign exchange rates. The Company’s objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes. Accordingly, the Company enters into foreign currency forward contracts to minimize the impact of foreign exchange movements on non–functional currency assets and liabilities and to hedge non-U.S. Dollar anticipated royalties (“Royalty Hedging”). Additionally, through March 2014, the Company utilized foreign currency forward contracts to minimize the impact of foreign exchange movements on EBITDA.  These contracts will unwind through the end of 2014.  It is the Company’s policy to enter into foreign currency transactions only to the extent necessary to meet its objectives as stated above. The Company does not enter into foreign currency transactions for investment or speculative purposes. The principal currencies hedged are the Euro, the Japanese Yen, the British Pound, the Swiss Franc and the Canadian Dollar.

The forward contracts entered into for balance sheet risk management purposes are not designated as hedges and are carried at fair value, with changes in the fair value recorded to Other (loss) income, net in the Condensed Consolidated Statements of Comprehensive Loss. These contracts do not subject the Company to material balance sheet risk because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged.

Unrealized and realized gains and losses on the contracts entered into for managing foreign exchange movement on EBITDA did not qualify for hedge accounting, and therefore were not deferred and were included in the Condensed Consolidated Statements of Comprehensive Loss in Other (loss) income, net.

The forward contracts entered into for Royalty Hedging purposes are designated as hedges and are carried at fair value, with changes in the fair value recorded to Accumulated Other Comprehensive Income (Loss) (“AOCI”).  The change in fair value is reclassified from AOCI to earnings in the quarter in which the hedged royalty is paid.

For derivatives designated as hedges, the Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in fair values or cash flows of hedged items. If it is determined that a derivative ceases to be highly effective as a hedge, the Company will discontinue hedge accounting with respect to that derivative prospectively. When it is probable that a hedged forecasted transaction will not occur, the Company discontinues hedge accounting for the affected portion of the forecasted transaction, and reclassifies gains or losses that were accumulated in AOCI to earnings in Other (loss) income, net on the Condensed Consolidated Statements of Comprehensive Loss. Cash flows are classified consistent with the underlying hedged item.

Commencing in April 2014, the Company designated Euro currency borrowings (net of original issue discount) of €872 million ($1,191 million as of June 30, 2014) as hedges of its foreign currency exposures of the net investment in certain foreign affiliates. These long-term borrowings are designated as net investment hedges. The effective portion of foreign exchange gains or losses on the remeasurement of the debt is recognized in the cumulative translation adjustment component of AOCI with the related offset in long-term debt. Those amounts would be reclassified from AOCI to earnings upon the sale or substantial liquidation of these net investments. The amount of foreign exchange gains related to the net investment hedges included in cumulative translation adjustment for the three months ended June 30, 3014 was $11 million.

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

The following table details the components of foreign exchange gain (loss) included in Other income (loss), net on the Condensed Consolidated Statements of Comprehensive Loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Translation of non-functional currency debt	$—	$(11)	$—	$12
Revaluation of other non-functional currency assets and liabilities(1)	(52)	2	(56)	3
Effect of derivatives	—	3	—	7
Total foreign exchange gain (loss)	$(52)	$(6)	$(56)	$22

(1)

The three and six months ended June 30, 2014 included a $49 million charge related to a change in the exchange rate used to remeasure the Company’s Venezuelan Bolívar account balances.  Additionally, the six months ended June 30, 2013 included a $14 million charge resulting from devaluation of Venezuelan Bolívars.  Both the 2014 and 2013 charges are further described below in this Note.

The foreign exchange forward contracts outstanding designated as hedges have various expiration dates through May 2015. The foreign exchange forward contracts outstanding not designated as hedges have various expiration dates through December 2014. Foreign exchange forward contracts are recorded at estimated fair value. The estimated fair values of the forward contracts are based on quoted market prices.

Interest rate risk management

The Company purchases interest rate caps and entered into interest rate swap agreements for purposes of managing its risk in interest rate fluctuations.

In April 2014, the Company purchased U.S. Dollar denominated interest rate caps (“2014 Caps”) for a total notional value of $1 billion at strike rates ranging between 2% and 3%. These caps are effective at various times between April 2014 and April 2016, and expire at various times between April 2017 and April 2019. The total premiums paid were $21 million. The 2014 Caps are designated as cash flow hedges. The 2014 Caps are in addition to the U.S. Dollar and Euro denominated interest rate caps that the Company purchased in May 2010 (“2010 Caps”). The 2010 Caps have strike rates of 4% and expire at various times through January 2015. The 2010 Caps are not designated as cash flow hedges.

The Company also entered into U.S. Dollar and Euro denominated interest rate swap agreements in April 2014 (“2014 Swaps”) to hedge interest rate exposure on notional amounts of approximately $600 million of its borrowings. The 2014 swaps were effective between April and June 2014, and expire at various times from March 2017 through March 2021. On these agreements, the Company pays a fixed rate ranging from 1.4% to 2.1% and receives a variable rate of interest equal to the greater of three-month U.S. Dollar London Interbank Offered Rate (“LIBOR”) or three-month Euro Interbank Offered Rate (“EURIBOR”), and 1%. The 2014 Swaps are designated as cash flow hedges. The Company also entered into interest rate swap agreements in May 2010 (“2010 Swaps”) to hedge interest rate exposure on notional amounts of $375 million of its borrowings. The 2010 Swaps were effective January 2012, and expire at various times through January 2016. On these agreements, the Company pays a fixed rate ranging from 3% to 3.3% and receives a variable rate of interest equal to the three-month LIBOR.  The 2010 Swaps are not designated as cash flow hedges.

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

The fair value of derivative instruments in the Condensed Consolidated Statements of Financial Position are as follows:

		June 30, 2014			December 31, 2013
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
(in millions)	Balance Sheet Caption	Asset	Liability		Asset	Liability
Derivatives designated as hedging instruments
Foreign exchange contracts	Accounts receivable/Accounts payable	$1	$2	$208	$6	$4	$202
Interest rate caps	Non-Current Assets	15	—	1,000	—	—	—
Interest rate swaps	See below(1)	—	7	600	—	—	—
Derivatives not designated as hedging instruments
Foreign exchange contracts	Accounts receivable/Accounts payable	2	7	390	3	11	219
Interest rate caps	—	—	—	110	—	—	365
Interest rate swaps	See below(1)	—	8	225	—	12	375
Total derivatives		$18	$24		$9	$27

(1)

$3 million included in Accrued and other current liabilities and $12 million included in Other liabilities at June 30, 2014 and $12 million included in Other liabilities at December 31, 2013 in the Condensed Consolidated Statements of Financial Position.

The effect of derivative instruments on the Condensed Consolidated Statements of Comprehensive Loss are as follows:

(in millions)	Effect of Derivatives on Financial Performance
Derivatives in Cash Flow Hedging Relationships	Amount of Income/(Loss) Recognized in AOCI		Location of Income/(Loss) Reclassified from AOCI into Earnings	Amount of Income/(Loss) Reclassified from AOCI into Earnings
Three Months Ended June 30,	2014	2013		2014	2013
Foreign exchange contracts	$(2)	$3	Other (loss) income, net	$(1)	$4
Interest rate derivatives	(13)	—	Interest expense	—	—

Six Months Ended June 30,	2014	2013		2014	2013
Foreign exchange contracts	$(3)	$14	Other (loss) income, net	$—	$7
Interest rate derivatives	(13)	—	Interest expense	—	—

The pre-tax gain (loss) recognized in earnings on derivatives not designated as hedging instruments was a $1 million gain for the three months ended June 30, 2014 and a $1 million loss for the three months ended June 30, 2013 included in Other (loss) income, net in the Condensed Consolidated Statements of Comprehensive Loss.

Changes in the fair value of derivatives that are designated as cash flow hedges are recorded in AOCI to the extent effective and reclassified into earnings in the same period or periods during which the transaction hedged by that derivative also affects earnings. The Company expects $5 million of pre-tax unrealized losses related to its foreign exchange contracts and interest rate derivatives included in AOCI at June 30, 2014 to be reclassified into earnings within the next twelve months.

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

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

The carrying values of cash, cash equivalents, restricted cash, accounts receivable and accounts payable approximated their fair values at June 30, 2014 and December 31, 2013 due to the short-term nature of these instruments. At June 30, 2014 and December 31, 2013, the fair value of total debt approximated $4,022 million and $5,280 million, respectively, as determined under Level 2 measurements based on quoted prices for these financial instruments.

Recurring measurements

The following tables summarize assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Basis of Fair Value Measurements
	June 30, 2014
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$—	$1	$—	$1
Derivatives	—	18	—	18
Total	$—	$19	$—	$19
Liabilities
Contingent consideration	$—	$—	$60	$60
Derivatives	—	24	—	24
Total	$—	$24	$60	$84

	December 31, 2013
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$—	$4	$—	$4
Derivatives	—	9	—	9
Total	$—	$13	$—	$13
Liabilities
Contingent consideration	$—	$—	$65	$65
Derivatives	—	27	—	27
Total	$—	$27	$65	$92

Short-term investments consist of government bond funds. Derivatives consist of foreign exchange contracts and interest rate caps and swaps. The fair value of foreign exchange contracts is based on observable market inputs of spot and forward rates. The fair value of the interest rate caps and swaps is the estimated amount that the Company would receive or pay to terminate such agreements, taking into account market interest rates and the remaining time to maturities.

The following table summarizes Level 3 acquisition-related contingent consideration liabilities (see Note 2) carried at fair value on a recurring basis with the use of unobservable inputs for the period indicated.

(in millions)	Contingent Consideration Liabilities
Balance at December 31, 2013	$65
New acquisitions	2
Cash payments	(1)
Changes in fair value estimates included in Selling and administrative expenses	(6)
Balance at June 30, 2014	$60

Non-recurring measurements

During the three and six months ended June 30, 2014, the Company recorded a $7 million impairment charge for a leased facility, resulting in a fair value measurement of $9 million at June 30, 2014. The fair value was based on a third party market assessment, a Level 2 measurement. Additionally during the three and six months ended June 30, 2014, the Company wrote off the value of computer software that was no longer in use to zero and recorded an impairment charge of $2 million. The fair value reflects an internal review of the net realizable value of the software and thus is a Level 3 measurement.

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

Devaluation of Venezuelan Bolívars

In February 2013, the Venezuelan government announced the devaluation of its currency. The official exchange rate was adjusted from 4.30 Bolívars to each U.S. Dollar to 6.30. The Company’s Swiss operating subsidiary, IMS AG, maintains certain account balances in Bolívars (mainly cash and cash equivalents). As these balances are held in a non-functional currency of IMS AG, the Company is required to mark-to-market these balances at each reporting date and reflect these movements as gains or losses in income. Additionally, since January 2010, Venezuela has been designated as hyper-inflationary, and as such, all foreign currency fluctuations are recorded in income for certain account balances at the Company’s local Venezuelan operating subsidiary. The Company recorded a pre-tax charge of approximately $14 million to Other (loss) income, net, in the first six months of 2013 related to the remeasurement of the IMS AG Venezuelan Bolívar account balances and the remeasurement of certain local Bolívar account balances.

Recently, the Venezuelan government significantly expanded the use of the Supplementary Foreign Currency Administration System (“SICAD”) I exchange market and created a third exchange market called SICAD II. These markets have exchange rates significantly less favorable than the official exchange rate. As a result, the Company assessed its legal eligibility to access the available foreign exchange mechanisms, the transactions that would be eligible, and the Company’s past and expected future ability to transact through those mechanisms. Based on the Company’s analysis, the Company currently believes SICAD II represents the rate which best reflects the economics of the Company’s Venezuelan business activity, and as such, the Company concluded that it should utilize the SICAD II exchange rate to remeasure its Venezuelan Bolívar account balances as of June 30, 2014. The SICAD II rate at June 30, 2014 was approximately 50 Bolívars to one U.S. Dollar. As a result of the change to the SICAD II rate, the Company recorded a pre-tax charge of $49 million to foreign exchange loss within Other (loss) income, net in the second quarter of 2014.

Note 6. Debt

The following table summarizes the Company’s debt at the dates indicated:

(in millions)	June 30, 2014	December 31, 2013
Senior Secured Credit Facilities:
Senior Secured Term A Loan due 2019—USD LIBOR at average floating rates of 2.40%	$315	$—
Senior Secured Term A Loan due 2019—EUR LIBOR at average floating rates of 2.51%	182	—
Senior Secured Term B Loan due 2021—USD LIBOR at average floating rates of 3.50%	1,743	1,747
Senior Secured Term B Loan due 2021—EUR LIBOR at average floating rates of 3.75%	1,018	1,030
Revolving Credit Facility due 2019—USD LIBOR at average floating rates of 2.40%	238	—
12.5% Senior Notes due 2018	—	1,000
7.375%/8.125% Senior PIK Toggle Notes due 2018	—	750
6.00% Senior Notes due 2020	500	500
Principal Amount of Debt	3,996	5,027
Less: Unamortized Discounts	(26)	(67)
Total Debt	$3,970	$4,960

Scheduled principal payments due on the Company’s debt as of June 30, 2014 for the remainder of 2014 and thereafter were as follows:

	Year
(in millions)	2014	2015	2016	2017	2018	Thereafter	Total
Debt	$26	$53	$53	$59	$71	$3,734	$3,996

Senior Secured Credit Facilities

In March 2014, IMS Health Incorporated (“IMS Health”), an indirect wholly-owned subsidiary of the Company, and certain of its subsidiaries, as co-borrowers, entered into an amendment (the “2014 Amendment”) to amend and restate the Second Amended and Restated Credit and Guaranty Agreement, which until such date governed IMS Health’s senior secured credit facilities (the amended and restated credit agreement resulting from the 2014 Amendment, the “2014 Credit Agreement”). The 2014 Amendment added commitments in respect of new Term A loans (the “New Term Loans”) in the aggregate dollar equivalent amount of $500 million, increased outstanding commitments under the revolving credit facility to $500 million, modified certain interest rates and covenants and made additional modifications to IMS Health’s senior secured credit facilities. The commitments in respect of the New Term Loans consist of Term A loan commitments in the amount of $315 million and €133 million (or approximately $182 million based on

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

exchange rates in effect on June 30, 2014) and mature in March 2019. The New Term Loans were funded in April 2014 concurrent with the Company’s IPO. See Note 1 for further information on the IPO. Additionally, IMS Health reduced the borrowing margins and the EUR LIBOR floor by 25 basis points each, respectively, extended the maturity date to March 2021 for the existing Term B loans and increased the capacity to $500 million and extended the maturity date to March 2019 for the existing Revolving Credit Facility. As a result of the 2014 Amendment, the Company recorded $11 million of debt extinguishment losses and $2 million of third party fees in Other (loss) income, net during the six months ended June 30, 2014.

In February 2013, IMS Health and certain of its subsidiaries entered into an amendment of the then existing senior secured term loans due 2017 (“Term Loan Amendment”) to reduce its borrowing costs. IMS Health reduced the borrowing margins and LIBOR floors by 50 basis points and 25 basis points, respectively, for both the USD and EUR tranches of debt. As a result of the Term Loan Amendment, the Company recorded $9 million of debt extinguishment losses and $3 million of third party fees in Other (loss) income, net during the six months ended June 30, 2013.

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

At June 30, 2014, the Company had a $500 million revolving credit facility, of which $262 million was unused. The Senior Secured Credit Facilities are secured by a security interest in substantially all of Healthcare Technology Intermediate Holdings, Inc.’s, IMS Health’s and the subsidiary guarantors’ tangible and intangible assets, including the stock and the assets of certain of IMS Health’s current and certain future wholly-owned U.S. subsidiaries (and stock held by IMS Health’s current immediate direct parent holding company) and a portion of the stock of certain of IMS Health’s non-U.S. subsidiaries. In addition, certain of the assets of IMS Health’s Swiss subsidiaries have been pledged to secure any borrowings under the Senior Secured Credit Facilities by IMS AG. There have been no such borrowings to date.

Senior Notes

In February 2010, IMS Health issued an aggregate principal amount of $1 billion of senior unsecured notes due 2018 (“Old 12.5% Senior Notes”). In order to effect the Recapitalization, the Company conducted an exchange offer and consent solicitation to exchange the Old 12.5% Senior Notes for new 12.5% Senior Notes due 2018 (“New 12.5% Senior Notes” and, together with Old 12.5% Senior Notes, “12.5% Senior Notes”), and to solicit consents to proposed amendments to the indenture governing the Old 12.5% Senior Notes to permit the Recapitalization. The requisite consents were obtained and 99.96% of the holders of the Old 12.5% Senior Notes agreed to participate in the exchange and received New 12.5% Senior Notes in an equal principal amount. In connection with the IPO, the 12.5% Senior Notes were redeemed in April 2014 at a price equal to 100% of the principal amount of $1 billion, plus accrued interest of $17 million and a make-whole premium of $136 million.  The Company incurred a loss on extinguishment of debt of $189 million in the second quarter of 2014, consisting of the make-whole premium and the write-off of $53 million of debt issuance costs and discounts. See Note 1 for further information on the IPO.

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

Senior PIK Notes

In August 2013, Healthcare Technology Intermediate, Inc., a wholly-owned subsidiary of the Company, issued $750 million of Senior PIK Notes. The Senior PIK Notes were unsecured obligations of Healthcare Technology Intermediate, Inc. and had a maturity date of September 1, 2018. Interest was to be paid semi-annually in March and September of each year, commencing March 1, 2014. Subject to certain restrictions, the Company may elect to pay a portion of the interest due on the outstanding principal amount of the Senior PIK Notes by issuing PIK Notes in a principal amount equal to the interest due. The proceeds, along with cash provided by the

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

Company, were used to pay an approximate $753 million dividend to shareholders of the Company and for the payment of fees and expenses of the transaction of approximately $17 million. In connection with the IPO, the Senior PIK Notes were redeemed in April 2014 at a price equal to 100% of the principal amount of $750 million, plus accrued interest of $6 million and a make-whole premium of $15 million.  The Company incurred a loss on extinguishment of debt of $30 million in the second quarter of 2014, consisting of the make-whole premium and the write-off of $15 million of debt issuance costs. See Note 1 for further information on the IPO.

Costs incurred to issue debt are generally deferred and amortized as a component of interest expense over the estimated term of the related debt using the effective interest rate method. As of June 30, 2014, the unamortized balance of original issue discount reflected as a reduction to long term debt and fees and expenses related to the issuance of the debt included in Other assets was $26 million and $62 million, respectively. The Company recorded interest expense of $2 million and $9 million for the three months ended June 30, 2014 and 2013, respectively, and $12 million and $18 million for the six months ended June 30, 2014 and 2013, respectively, related to the amortization of these balances.

The financing arrangements provide for certain covenants and events of default customary for similar instruments, including in the case of the revolving credit facility and New Term Loans beginning with the fiscal quarter ending June 30, 2014, a covenant not to exceed a specified ratio of consolidated senior secured net indebtedness to Consolidated EBITDA, as defined in the 2014 Credit Agreement and a covenant to maintain a specified minimum interest coverage ratio. If an event of default occurs under any of the Company’s or the Company’s subsidiaries’ financing arrangements, the creditors under such financing arrangements will be entitled to take various actions, including the acceleration of amounts due under such arrangements, and in the case of the lenders under the revolving credit facility and New Term Loans, other actions permitted to be taken by a secured creditor. At June 30, 2014, the Company was in compliance with the financial covenants under the Company’s financing arrangements.

Note 7. Pension and Postretirement Benefits

The following table summarizes the components of net periodic benefit cost for the Company’s pension benefits.

	Pension Benefits
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$3	$3	$2	$1	$5	$6	$3	$2
Interest cost	3	2	2	2	6	4	5	5
Expected return on plan assets	(5)	(5)	(3)	(2)	(10)	(9)	(6)	(5)
Net periodic benefit cost	$1	$—	$1	$1	$1	$1	$2	$2

The Company’s net periodic benefit cost for its postretirement benefits was less than $1 million for the three and six months ended June 30, 2014 and 2013, respectively. During the six months ended June 30, 2014, the Company contributed approximately $12 million to its pension and postretirement benefit plans and expects to contribute an additional $6 million for the remainder of 2014.

Note 8. Shareholders’ Equity

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

The Company amended its Certification of Incorporation on April 9, 2014, in connection with the closing of the IPO.  The Amended and Restated Certificate of Incorporation authorizes the Board of Directors, at its discretion, to issue up to 50,000,000 shares of preferred stock with a par value of $0.01 per share. The preferred stock is issuable in series, which may vary as to certain rights and preferences. As of June 30, 2014, no preferred shares have been issued.  The Certificate also set the number of authorized common shares at 700,000,000 shares.

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

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

In the first six months of 2014, the Company granted to employees options to purchase 135,000 shares of its common stock in the aggregate, at an exercise price equal to $19.50, 15,000 cash settled stock appreciation rights (“Phantom SARs”) at an exercise price equal to $19.50, and granted to employees and non-employee directors approximately 1,442,000 restricted stock units. The stock options are subject to time- and performance-based vesting over a five-year period. The Phantom SARs vested and were automatically exercised at the time of the IPO. See Note 1 for further information.  The restricted stock units granted to employees vest in equal increments of fifty percent on each of the second and fourth anniversaries of the grant date. The restricted stock units granted to non-employee directors vest in full on the first anniversary of the grant date. The stock options and Phantom SARs were granted under the Company’s 2010 Equity Incentive Plan and the restricted stock units were granted under both the Company’s 2010 Equity Incentive Plan and the 2014 Plan.

Note 10. Income Taxes

The Company operates in more than 100 countries around the world and its earnings are taxed at the applicable income tax rate in each of these countries. As required, the Company computes interim taxes based on an estimated annual effective tax rate.

The Company recorded a benefit for income taxes in the amount of $139 million for the three months ended June 30, 2014 and $152 million for the six months ended June 30, 2014, which resulted in effective tax rates of 38.8% and 38.4%, respectively. The tax benefit in both periods was primarily due to a significant amount of deductible expenses in the U.S. related to the redemption of the Company’s 12.5% Senior Notes and Senior PIK Notes, the termination of the management services agreement with affiliates of the Sponsors, and non-executive Phantom SARs compensation expense. In addition, the tax benefit in both periods was impacted as a result of profits generated in non-U.S. tax jurisdictions with lower tax rates than the U.S. statutory tax rate and by deferred U.S. income tax expense related to non-U.S. earnings net of associated tax credits. The Company also recorded a tax benefit of $6 million as a result of the conclusion of a U.S. Federal income tax examination for 2010 and 2011. Also, under Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) (now incorporated into Accounting Standards Codification Topic 740, Income Taxes), the Company recorded $3 million of tax expense related to unrecognized tax benefits that if recognized would favorably impact the effective tax rate. Included in this amount is $1 million of interest and penalties.

The Company recorded a provision for income taxes in the amount of $9 million for the three months ended June 30, 2013 and $14 million for the six months ended June 30, 2013, which resulted in effective tax rates of 54.3% and 42.4%, respectively. The effective tax rate in both periods was higher than the U.S. statutory tax rate due to non-deductible expenses. The tax provision in both periods was also impacted as a result of profits generated in non-U.S. tax jurisdictions with lower tax rates than the U.S. statutory tax rate and by deferred U.S. income tax expense related to non-U.S. earnings net of associated tax credits. Also, under FIN 48, the Company recorded $3 million of tax expense related to unrecognized tax benefits that if recognized would favorably impact the effective tax rate. Included in this amount is $1 million of interest and penalties.

The Company files numerous consolidated and separate income tax returns in U.S. (federal and state) and non-U.S. jurisdictions. The Company is no longer subject to U.S. federal income tax examination by tax authorities for years before 2012. Further, with few exceptions, the Company is no longer subject to tax examination in state and local jurisdictions for years prior to 2009 and in its material non-U.S. jurisdictions prior to 2008. It is reasonably possible that within the next twelve months the Company could realize $2 million of unrecognized tax benefits as a result of the expiration of certain statutes of limitation.

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

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

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

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

Management services agreement

The Company had a management services agreement with affiliates of the Sponsors pursuant to which they would provide management services to the Company.  In conjunction with the Company’s IPO, the management services agreement was terminated for a settlement amount of $72 million and the Company recorded this charge as a component of Selling and administrative expenses, exclusive of depreciation and amortization in the Condensed Consolidated Statements of Comprehensive Loss for the three months ended June 30, 2014.  Prior to the termination of the management services agreement, the Company paid approximately $2 million during the six months ended June 30, 2014, and $2 million and $4 million during the three and six months ended June 30, 2013, respectively, in management fees pursuant to the management services agreement.

Transactions with other Sponsor portfolio companies

The Sponsors are private equity firms that have investments in companies that do business with IMS Health in the ordinary course of business. The Company believes these transactions are conducted on an arms-length basis. The following is a summary of the activity with companies in which the Sponsors have investments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Revenues (1)	$2	$2	$4	$5
Expenses(2)	(2)	(1)	(4)	(2)
(1)	Sales of the Company’s offerings to companies in which the Company’s Sponsors have investments.
(2)	Purchases of goods and services from companies in which the Sponsors have investments.

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

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

Geographic financial information:

The following represents selected geographic information for the regions in which the Company operates.

(in millions)	Americas(1)	EMEA(2)	Asia Pacific(3)	Corporate & Other	Total
Three Months Ended:
June 30, 2014
Revenue(4)	$297	$255	$110	$—	$662
Operating Income (Loss)(5)	55	67	32	(193)	(39)
June 30, 2013
Revenue(4)	$285	$231	$108	$—	$624
Operating Income (Loss)(5)	72	63	37	(75)	97

Six Months Ended:
June 30, 2014
Revenue(4)	$584	$499	$224	$—	$1,307
Operating Income (Loss)(5)	133	126	68	(299)	28
June 30, 2013
Revenue(4)	$557	$455	$225	$—	$1,237
Operating Income (Loss)(5)	146	118	78	(166)	176

Notes to Geographic Financial Information:

(1)

Americas includes the United States, Canada and Latin America. Revenue in the United States was $237 million and $227 million for the second quarters of 2014 and 2013, respectively, and $469 million and $449 million for the first six months of 2014 and 2013, respectively.

(2)	EMEA includes countries in Europe, the Middle East and Africa.
(3)

Asia Pacific includes Japan, Australia and other countries in the Asia Pacific region. Revenue in Japan was $61 million and $62 million for the second quarters of 2014 and 2013, respectively and $130 million and $134 million for the first six months of 2014 and 2013, respectively.

(4)

Revenue relates to external clients and is primarily based on the location of the client. Revenue for the geographic regions includes the impact of foreign exchange in converting results into U.S. dollars.

(5)

Operating Income for the three geographic regions does not reflect the allocation of certain expenses that are maintained in Corporate and Other and as such, is not a true measure of the respective regions’ profitability. The Operating Income amounts for the geographic segments include the impact of foreign exchange in converting results into U.S. dollars. The following presents the depreciation and amortization related to purchase accounting adjustments for each region that are presented in Corporate and Other:

(in millions)	Americas	EMEA	Asia Pacific
Three Months Ended:
June 30, 2014	$31	$23	$10
June 30, 2013	31	21	11

Six Months Ended:
June 30, 2014	$63	$45	$20
June 30, 2013	63	43	22

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

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

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

The following table reconciles the basic and diluted weighted average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in millions)	2014	2013	2014	2013
Basic weighted-average common shares outstanding	329.7	280.0	304.9	280.0
Effect of dilutive options	—	8.9	—	8.8
Diluted weighted-average common shares outstanding	329.7	288.9	304.9	288.8

Anti-dilutive weighted average outstanding stock options of approximately 19.3 million and – million were not included in the diluted earnings per share calculations for the three months ended June 30, 2014 and 2013, respectively, because their inclusion would have the effect of increasing earnings per share. Anti-dilutive weighted average stock options outstanding for the six months ended June 30, 2014 and 2013 were approximately 19.3 million and — million, respectively. Stock options will have a dilutive effect under the treasury method only when the respective period’s average market value of the Company’s common stock exceeds the exercise proceeds.

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

Initial Public Offering

On April 4, 2014, our common stock began trading on the New York Stock Exchange under the symbol “IMS”. On April 9, 2014, we completed our Initial Public Offering (“IPO”) of our common stock at a price to the public of $20.00 per share. We issued and sold 52 million shares of common stock in the IPO. The selling shareholders offered and sold 22.75 million shares of common stock in the IPO, including 9.75 million shares that were offered and sold by the selling shareholders pursuant to the full exercise of the underwriters’ allotment to purchase additional shares. Subsequent to the IPO and as of June 30, 2014, affiliates of TPG Global, LLC (together with its affiliates, “TPG”), CPP Investment Board Private Holdings, Inc. (“CPPIB-PHI”), a wholly owned subsidiary of the Canada Pension Plan Investment Board (together with its affiliates, “CPPIB”), and Leonard Green & Partners, L.P. (“LGP” and collectively with TPG and CPPIB, the “Sponsors”) collectively remained our majority shareholders. We raised net proceeds of approximately $987 million from the IPO, after deducting underwriting discounts, commissions and related expenses totaling $53 million. We did not receive any of the proceeds from the sale of the shares sold by the selling shareholders.

Substantially all of our net proceeds of the IPO, approximately $500 million of borrowings under new term loans, $140 million of borrowings under our revolving credit facility and approximately $400 million of cash on the balance sheet were used to (i) fund the redemption of our 12.5% Senior Notes and Senior PIK Notes (defined in the Debt section below) and pay related fees and expenses, (ii) pay $30 million in the aggregate to holders of outstanding cash settled stock appreciation rights (“Phantom SARs”) granted under our 2010 Equity Incentive Plan and (iii) pay a one-time fee of $72 million to terminate our management services agreement with the Sponsors.

Acquisitions

We make acquisitions to enhance our capabilities and offerings in certain areas, including technology services. During the three months ended June 30, 2014, we completed the acquisition of Forcea NV, a Belgium-based company that specializes in business intelligence applications and analytics for hospitals and life sciences organizations. The purchase price allocation for this acquisition will be finalized after the completion of the valuation of certain intangible assets and any adjustments to the preliminary purchase price allocation are not expected to have a material impact on our results of operations. Additionally, in the first quarter of 2014, we completed the acquisitions of the consumer health business of Nielsen Holdings N.V. in certain European markets and Kent Capital in the U.S. The total cost for these acquisitions was approximately $29 million, of which $25 million was paid during the three months ended June 30, 2014 and the balance will be paid in 2015 subject to certain conditions. See Note 2 to our Condensed Consolidated Financial Statements for additional information with respect to these acquisitions. The results of operations of acquired businesses have been included since the date of acquisition and were not significant to our consolidated results of operations.

In addition to the completed acquisitions, we announced in June 2014 our intention to acquire certain Cegedim Information Solutions and Customer Relationship Management (CRM) businesses for €385 million (approximately $520 million, assuming an exchange rate of $1.35 to each Euro) in cash. Cegedim, headquartered in Paris, France, is a global technology and services company specializing in healthcare whose offerings help pharmaceutical companies manage their sales and marketing operations. We expect to finance this acquisition through a mix of cash on hand and existing credit facilities, with no material impact on our leverage ratio. The proposed transaction is subject to works council information and consultation requirements in certain countries, as well as customary regulatory and other closing conditions. We anticipate the transaction will close in early 2015.

Results excluding the Effects of Foreign Currency Translation and Certain Charges

We report results in U.S. dollars, but we do business on a global basis. Exchange rate fluctuations affect the U.S. dollar value of foreign currency revenue and expenses and may have a significant effect on our results. The discussion of our financial results in this report includes comparisons with the prior year in constant currency terms, using consistent exchange rates. We believe this information facilitates comparison of the underlying results over time. During the first six months of 2014, the U.S. dollar was generally stronger against the other currencies in which we transact business as compared to the first six months of 2013. The revenue growth at actual currency rates was lower than the growth at constant currency exchange rates during the first six months period. See “—How Exchange Rates Affect our Results” and “—Quantitative and Qualitative Disclosures about Market Risk” below for a more complete discussion regarding the impact of foreign currency translation on our business.

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

Results of Operations

Summary Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Revenue	$662	$624	$1,307	$1,237
Information	386	379	767	757
Technology services	276	245	540	480
Operating costs of information, exclusive of depreciation and amortization	174	157	338	317
Direct and incremental costs of technology services, exclusive of depreciation and amortization	140	124	276	247
Selling and administrative expenses, exclusive of depreciation and amortization	247	145	418	290
Depreciation and amortization	115	100	222	205
Severance, impairment and other charges	25	1	25	2
Operating (loss) income	(39)	97	28	176
Interest income	—	1	2	2
Interest expense	(49)	(75)	(138)	(154)
Other (loss) income, net	(271)	(6)	(288)	10
Non-operating loss, net	(320)	(80)	(424)	(142)
(Loss) income before income taxes	(359)	17	(396)	34
Benefit from (provision for) income taxes	139	(9)	152	(14)
Net (loss) income	$(220)	$8	$(244)	$20

Net (Loss) Income to Adjusted EBITDA Reconciliation

We have included a presentation of Adjusted EBITDA because we believe it provides additional information regarding our performance and our ability to service our debt. In addition, management believes that Adjusted EBITDA is useful to assess our operating performance trends because it excludes certain material non-cash items, unusual or non-recurring items that are not expected to continue in the future and certain other items. Adjusted EBITDA is not presented in accordance with U.S. GAAP, and our computation of Adjusted EBITDA may vary from those used by other companies. Adjusted EBITDA should not be considered as an alternative to net income or loss, operating income or loss, cash flows from operating activities or any other measures of operating performance, liquidity or indebtedness derived in accordance with U.S. GAAP. Adjusted EBITDA has limitations as an analytical tool, and it should not be considered in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Net (loss) income	$(220)	$8	$(244)	$20
(Benefit from) provision for income taxes	(139)	9	(152)	14
Other loss (income), net	271	6	288	(10)
Interest expense	49	75	138	154
Interest income	—	(1)	(2)	(2)
Depreciation and amortization	115	100	222	205
Deferred revenue purchase accounting adjustments	—	1	2	2
Non-cash stock-based compensation charges(1)	15	2	46	13
Restructuring and related charges(2)	27	2	29	5
Acquisition-related charges(3)	6	2	12	4
Sponsor monitoring fees(3)	72	2	74	4
Non-executive phantom SARs compensation expenses(4)	30	—	30	—
Adjusted EBITDA	$226	$206	$443	$409
(1)	Non-cash stock-based compensation charges are included in Operating costs of information, Direct and incremental costs of technology services and Selling and administrative expenses as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Operating costs of information	$2	$—	$5	$2
Direct and incremental costs of technology services	1	—	4	1
Selling and administrative expenses	12	2	37	10
(2)

Restructuring and related charges includes severance and impairment charges and the cost of employee and third-party charges related to dual running costs for knowledge transfer activities. Dual running costs for knowledge transfer activities of $2 million for the three and six months ended June 30, 2014 and $1 million and $3 million for the three and six months ended June 30, 2013, respectively, are primarily included in Operating costs of information.

(3)	Acquisition-related charges and Sponsor monitoring fees are included in Selling and administrative expenses.
(4)	Non-executive phantom SARs compensation expenses are included in Operating costs of information and Selling and administrative expenses as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Operating costs of information	$10	$—	$10	$—
Selling and administrative expenses	20	—	20	—

Revenue

Total revenue grew 6.1% to $662 million for the three months ended June 30, 2014 compared to $624 million in the same quarter in the prior year, or 5.4% on a constant currency basis. Revenue from our information offerings increased 1.8% in the second quarter of 2014 and grew 1.2% on a constant currency basis over the same period. Revenue from our technology services offerings grew 12.7% in the second quarter of 2014 and grew 12.0% on a constant currency basis over the same period. Growth in the Americas and EMEA (countries in Europe, the Middle East and Africa) regions contributed approximately 80% of our total revenue growth during the second quarter of 2014 compared to the same quarter of 2013. The constant currency increase in information offerings was driven by growth in EMEA, partially offset by lower revenue in the Americas. The constant currency increase in technology services offerings was driven by increases in commercial services throughout almost all of our geographies, with the largest contributions coming from the Americas and EMEA.

Total revenue grew 5.7% to $1,307 million for the six months ended June 30, 2014 compared to $1,237 million in the same period in the prior year, or 6.0% on a constant currency basis. Revenue from our information offerings increased 1.4% in the first six months of 2014 and grew 2.0% on a constant currency basis over the same period. Revenue from our technology services offerings grew 12.3% in the first six months of 2014 and grew 12.2% on a constant currency basis over the same period. Growth in the Americas and EMEA regions contributed approximately 85% of our total revenue growth during the first six months of 2014 compared to the same period of 2013. The constant currency increase in information offerings was driven by growth in EMEA, partially offset by lower revenue in the Americas. The constant currency increase in technology services offerings was driven by increases in commercial services throughout almost all of our geographies, with the largest contributions coming from the Americas and EMEA.

Operating Costs of Information, exclusive of Depreciation and Amortization

Operating costs of information offerings increased $17 million, or 10.3%, in the three months ended June 30, 2014 compared to the same quarter in the prior year. Excluding the effect of foreign currency translation of $1 million, non-executive Phantom SARs compensation expense of $10 million, non-cash stock-based compensation charges and restructuring and related charges, operating costs of information increased 2.2% in the second quarter of 2014 compared to the second quarter of 2013. The constant currency increase in operating costs of information was primarily due to an increase in data costs of approximately $3 million.

Operating costs of information offerings increased $21 million, or 6.3%, in the six months ended June 30, 2014 compared to the same period in the prior year. Excluding the effect of non-executive Phantom SARs compensation expense of $10 million, non-cash stock-based compensation charges and restructuring and related charges, operating costs of information increased 2.4% in the first six months of 2014 compared to the first six months of 2013. The constant currency increase in operating costs of information was primarily due to an increase in data costs of approximately $5 million and compensation costs of $4 million, partially due to an increase in headcount of approximately 200 employees from June 2013.  This increase was partially offset by lower professional fees and occupancy costs of $2 million.

Direct and Incremental Costs of Technology Services, exclusive of Depreciation and Amortization

Direct and incremental costs of technology services offerings grew $16 million, or 13.1%, in the three months ended June 30, 2014 compared to the same quarter in the prior year. Excluding the effect of foreign currency translation of $1 million and non-cash stock-based compensation charges, direct and incremental costs of technology services grew 10.9% in the second quarter of 2014 compared to the second quarter of 2013. The constant currency increase in direct and incremental costs of technology services was driven primarily by increased compensation costs of $10 million, partially due to an increase in headcount of approximately 500 employees from June 2013 to support the growth in our technology services offerings.

Direct and incremental costs of technology services offerings grew $29 million, or 11.8%, in the six months ended June 30, 2014 compared to the same period in the prior year. Excluding non-cash stock-based compensation charges, direct and incremental costs of technology services grew 10.5% in the first six months of 2014 compared to the first six months of 2013. The constant currency increase in direct and incremental costs of technology services was driven primarily by increased compensation costs of $23 million and travel and entertainment expenses of $2 million, partially due to an increase in headcount of approximately 500 employees from June 2013 to support the growth in our technology services offerings.

Selling and Administrative Expenses, exclusive of Depreciation and Amortization

Selling and administrative expenses grew $102 million, or 70.7%, in the three months ended June 30, 2014 compared to the same quarter in the prior year. Included in Selling and administrative expenses for the second quarter of 2014 was $72 million related to the termination of the management services agreement with affiliates of the Sponsors and $20 million of non-executive Phantom SARs compensation expense. Excluding the effect of foreign currency translation of $2 million, sponsor monitoring fees, non-executive Phantom SARs compensation expense, non-cash stock-based compensation charges and acquisition-related charges, selling and administrative expenses decreased 2.3% in the second quarter of 2014 compared to second quarter of 2013. The constant currency decrease in selling and administrative expenses was primarily due to higher deferrals to computer software for new product development and the reversal of an accrual due to a favorable legal settlement, partially offset by an increase in compensation of approximately $6 million, primarily resulting from normal annual merit salary increases, higher selling and administrative headcount of approximately 400 employees from June 2013 from acquisitions and increased sales staff to drive revenue.

Selling and administrative expenses grew $128 million, or 44.0%, in the six months ended June 30, 2014 compared to the same period in the prior year. Included in Selling and administrative expenses for the six months of 2014 was $72 million related to the termination of the management services agreement with affiliates of the Sponsors and $20 million of non-executive Phantom SARs compensation expense. Excluding the effect of foreign currency translation of $1 million, sponsor monitoring fees, non-executive Phantom SARs compensation expense, non-cash stock-based compensation charges and acquisition-related charges, selling and administrative expenses grew 1.0% in the first six months of 2014 compared to first six months of 2013. The constant currency increase in selling and administrative expenses was primarily due to an increase in compensation of approximately $11 million, primarily resulting from normal annual merit salary increases, higher selling and administrative headcount of approximately 400 employees from June 2013 from acquisitions and increased sales staff to drive revenue. Additionally, both occupancy and information technology costs increased by approximately $4 million, related to the increased number of employees.  These increases were partially offset by higher deferrals to computer software for new product development and the reversal of an accrual due to a favorable legal settlement in the second quarter of 2014.

Depreciation and Amortization

Depreciation and amortization charges increased $15 million, or 13.7%, in the three months ended June 30, 2014 compared to the same quarter in the prior year. Depreciation and amortization charges increased $17 million, or 8.2%, in the six months ended June 30, 2014.  The increases in both periods was primarily due to higher depreciation expense, in part due to accelerated depreciation of assets related to a building lease that was impaired in the second quarter of 2014, and higher computer software and other intangibles amortization resulting from acquisitions in 2013 and the first quarter of 2014.

Severance, Impairment and Other Charges

Severance, impairment and other charges in the three and six months ended June 30, 2014 were $25 million, primarily comprised of $15 million of severance and $7 million for impaired leases for properties in the U.S.  Severance, impairment and other charges in the three and six months ended June 30, 2013 were $1 million and $2 million, respectively, primarily comprised of impaired leases for a properties vacated in the U.S. and contract-related charges for which we will not realize any future economic benefit. See Severance, Impairment and Other Charges below for further information.

Operating (Loss) Income

Operating (loss) income was a loss of $39 million in the three months ended June 30, 2014 compared to income of $97 million the same quarter in the prior year. This variance was due to $72 million related to the termination of the management services agreement with affiliates of the Sponsors, $30 million of non-executive Phantom SARs compensation expense and other increases in operating expenses discussed above, partially offset by the revenue growth. Operating loss (income) was a loss for the second quarter of 2014 in constant currency terms compared to income in the second quarter of 2013, resulting in an unfavorable change of $133 million. Absent the impact of non-cash stock-based compensation charges, acquisition-related charges, restructuring and related charges, purchase accounting adjustments, sponsor monitoring fees and non-executive Phantom SARs compensation expense, operating income increased 4.9% at reported foreign currency rates and 6.0% on a constant currency basis for the second quarter of 2014.

Operating income was $28 million in the first six months ended June 30, 2014, a decline of $148 million, or 83.8%, compared to the same period in the prior year. This decrease was due to $72 million related to the termination of the management services agreement with affiliates of the Sponsors, $30 million of non-executive Phantom SARs compensation expense and other increases in operating expenses discussed above, partially offset by the revenue growth. Operating income for the first six months of 2014 decreased $142 million in constant currency terms compared to the first six months of 2013. Absent the impact of non-cash stock-based compensation charges, acquisition-related charges, restructuring and related charges, purchase accounting adjustments, sponsor monitoring fees and non-executive Phantom SARs compensation expense, operating income increased 8.2% at reported foreign currency rates and 10.6% on a constant currency basis for the first six months of 2014.

Trends in Operating Margins

Operating margins were (5.9%) and 15.5% for the three months ended June 30, 2014 and 2013, respectively. Margins were negatively impacted by sponsor monitoring fees, non-executive Phantom SARs compensation expense, non-cash stock-based compensation charges, acquisition-related charges, restructuring and related charges and purchase accounting adjustments. Excluding these charges, operating margins were 16.7% and 16.9% in the second quarter of 2014 and 2013, respectively.

Operating margins were 2.2% and 14.2% for the first six months ended June 30, 2014 and 2013, respectively. Margins were negatively impacted by sponsor monitoring fees, non-executive Phantom SARs compensation expense, non-cash stock-based compensation charges, acquisition-related charges, restructuring and related charges and purchase accounting adjustments. Excluding these charges, operating margins were 16.9% and 16.5% in the first six months of 2014 and 2013, respectively.

Non-Operating Loss, net

Non-operating losses, net was $320 million in the three months ended June 30, 2014, an increase of $240 million compared to the same quarter in the prior year. Included in the non-operating loss for the second quarter of 2014 was $151 million of make-whole premium and $68 million for the write-off of debt issuance costs and discounts, both of which were related to the redemption of our 12.5% Senior Notes and Senior PIK Notes in April 2014, and $49 million related to the remeasurement of our Venezuelan Bolívar account balances.  See Note 5 to our condensed consolidated financial statements for further information on the remeasurement of our Venezuelan Bolívar account balances and Note 6 for the redemption of our debt.  Additionally, interest expense, net of interest income was $25 million lower than in the second quarter of 2013, primarily due to the redemption of our 12.5% Senior Notes and Senior PIK Notes in April 2014.

Non-operating losses, net was $424 million in the first six months ended June 30, 2014, an increase of $282 million compared to the same period in the prior year. Included in the non-operating loss for the first six months of 2014 was $151 million of make-whole premium and $68 million for the write-off of debt issuance costs and discounts, both of which were related to the redemption of our 12.5% Senior Notes and Senior PIK Notes in April 2014, $13 million of debt extinguishment losses and third-party fees related to the 2014 amendment of our Senior Secured Credit Facilities and $49 million related to the remeasurement of our Venezuelan Bolívar account balances.  Included in the non-operating loss for the first six months of 2013 was $12 million of debt extinguishment losses and third-party fees related to the amendment of our Term loan B in February 2013 and a $14 million charge related to the official devaluation of Venezuela’s current exchange rate. See Note 5 to our condensed consolidated financial statements for further information on the remeasurement of our Venezuelan Bolívar account balances and Note 6 for the debt transactions.  Additionally, revaluation of other non-functional assets and liabilities, translation of non-functional currency debt and hedge of non-U.S. dollar anticipated royalties were $7 million loss in the first six months of 2014 compared to a $36 million gain in the first six months of 2013.  Partially offsetting this variance, was interest expense, net of interest income, which was $15 million lower than in the first half of 2013, primarily due to the redemption of our 12.5% Senior Notes and Senior PIK Notes in April 2014.

Taxes

We operate in more than 100 countries around the world and our earnings are taxed at the applicable income tax rate in each of these countries. As required, we compute interim taxes based on an estimated annual effective tax rate.

Our effective tax rate was a benefit of 38.8% and an expense of 54.3% for the three months ended June 30, 2014 and 2013, respectively. Our effective tax rate was a benefit of 38.4% and an expense of 42.4% for the six months ended June 30, 2014 and 2013, respectively. The change in the effective tax rates in both the quarter and year to date periods was primarily due to a significant amount of deductible expenses in the U.S. during 2014 related to the redemption of our 12.5% Senior Notes and Senior PIK Notes, the termination of the management services agreement with affiliates of the Sponsors and non-executive Phantom SARs compensation expense.

We file numerous consolidated and separate income tax returns in U.S. (federal and state) and non-U.S. jurisdictions. We are no longer subject to U.S. federal income tax examination by tax authorities for years before 2012. Further, with few exceptions, we are no longer subject to tax examination in state and local jurisdictions for years prior to 2009 and in our material non-U.S. jurisdictions prior to 2008. It is reasonably possible that within the next twelve months we could realize $2 million of unrecognized tax benefits as a result of the expiration of certain statutes of limitation.

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

The following represents selected geographic information for the regions in which we operate.

(in millions)	Americas(1)	EMEA(2)	Asia Pacific(3)	Corporate & Other	Total
Three Months Ended:
June 30, 2014
Revenue(4)	$297	$255	$110	$—	$662
Operating Income (Loss)(5)	55	67	32	(193)	(39)
June 30, 2013
Revenue(4)	$285	$231	$108	$—	$624
Operating Income (Loss)(5)	72	63	37	(75)	97

Six Months Ended:
June 30, 2014
Revenue(4)	$584	$499	$224	$—	$1,307
Operating Income (Loss)(5)	133	126	68	(299)	28
June 30, 2013
Revenue(4)	$557	$455	$225	$—	$1,237
Operating Income (Loss)(5)	146	118	78	(166)	176

Notes to Geographic Financial Information:

(1)

Our Americas region includes the United States, Canada and Latin America. Revenue in the United States was $237 million and $227 million for the second quarters of 2014 and 2013, respectively, and $469 million and $449 million for the first six months of 2014 and 2013, respectively.

(2)	Our EMEA region includes countries in Europe, the Middle East and Africa.
(3)

Our Asia Pacific region includes Japan, Australia and other countries in the Asia Pacific region. Revenue in Japan was $61 million and $62 million for the second quarters of 2014 and 2013, respectively and $130 million and $134 million for the first six months of 2014 and 2013, respectively.

(4)

Revenue relates to external clients and is primarily based on the location of the client. Revenue for the geographic regions includes the impact of foreign exchange in converting results into U.S. dollars.

(5)

Operating Income for the three geographic regions does not reflect the allocation of certain expenses that are maintained in Corporate and Other and as such, is not a true measure of the respective regions’ profitability. The Operating Income amounts for the geographic segments include the impact of foreign exchange in converting results into U.S. dollars. The following presents the depreciation and amortization related to purchase accounting adjustments for each region that are presented in Corporate and Other:

(in millions)	Americas	EMEA	Asia Pacific
Three Months Ended:
June 30, 2014	$31	$23	$10
June 30, 2013	31	21	11

Six Months Ended:
June 30, 2014	$63	$45	$20
June 30, 2013	63	43	22

Americas Region

Revenue in the Americas region grew 4.2% in the three months ended June 30, 2014 compared to the same quarter in the prior year. On a constant currency basis, revenue grew 5.2% in the second quarter of 2014 compared to the second quarter of 2013. Revenue in the Americas region grew 4.8% in the first six months ended June 30, 2014 compared to the same period in the prior year. On a constant currency basis, revenue grew 6.1% in the first six months of 2014 compared to the first six months of 2013. Technology services offerings accounted for the majority of the growth for both the three and six months of 2014, primarily driven by the U.S.

Operating income in the Americas region decreased 24.5% in the three months ended June 30, 2014 compared to the same quarter in the prior year. On a constant currency basis, operating income decreased 23.3% in the second quarter of 2014 compared to the second quarter of 2013. The decrease in constant currency operating income in 2014 was a result of non-executive Phantom SARS compensation expense of approximately $12 million, impairment of a leased property of $7 million and increases in other operating expenses of $13 million to support the revenue growth in the region, partially offset by the revenue growth. Operating income in the Americas region decreased 9.2% in the first six months ended June 30, 2014 compared to the same period in the prior year. On a constant currency basis, operating income decreased 7.5% in the first six months of 2014 compared to the first six months of 2013. The decrease in constant currency operating income in 2014 was a result of non-executive Phantom SARS compensation expense of approximately $12 million, impairment of a leased property of $7 million and increases in other operating expenses of $26 million to support the revenue growth in the region, partially offset revenue growth.

EMEA Region

Revenue in the EMEA region grew 10.8% in the three months ended June 30, 2014 compared to the same quarter in the prior year. On a constant currency basis, revenue grew 6.6% in the second quarter of 2014 compared to the second quarter of 2013. The constant currency increase in revenue in EMEA was the result of strong growth in our technology services offerings in North Europe and Africa and in our information offerings in South Europe and Middle East. Revenue in the EMEA region grew 9.7% in the first six months ended June 30, 2014 compared to the same period in the prior year. On a constant currency basis, revenue grew 6.5% in the first six months of 2014 compared to the first six months of 2013. The constant currency increase in revenue in EMEA was the result of strong growth in our technology services offerings in North Europe and Africa and Central Europe and in our information offerings in South Europe and Middle East.  Eastern Europe had strong growth in both offerings.

Operating income in the EMEA region grew 7.4% in the three months ended June 30, 2014 compared to the same quarter in the prior year. On a constant currency basis, operating income grew 2.1% in the second quarter of 2014 compared to the second quarter of 2013. The increase in constant currency operating income in 2014 was a result of revenue growth in the region, partially offset by non-executive Phantom SARS compensation expense of approximately $10 million and increases in other operating expenses of $4 million to support the revenue growth. Operating income in the EMEA region grew 7.2% in the first six months ended June 30, 2014 compared to the same period in the prior year. On a constant currency basis, operating income grew 2.9% in the first six months of 2014 compared to the first six months of 2013. The increase in constant currency operating income in 2014 was a result of revenue growth in the region, partially offset by non-executive Phantom SARS compensation expense of approximately $10 million and increases in other operating expenses of $17 million to support the revenue growth.

Asia Pacific Region

Revenue in the Asia Pacific region grew 1.0% in the three months ended June 30, 2014 compared to the same quarter in the prior year. On a constant currency basis, revenue grew 3.4% in the second quarter of 2014 compared to the second quarter of 2013. The constant currency increase in revenue was driven by overall growth in China and to a lesser degree, Japan. Revenue in the Asia Pacific region declined 0.5% in the first six months ended June 30, 2014 compared to the same period in the prior year. On a constant currency basis, revenue grew 4.6% in the first six months of 2014 compared to the first six months of 2013. The constant currency increase in revenue was driven by overall growth in Japan and China.

Operating income in the Asia Pacific region declined 11.7% in the three months ended June 30, 2014 compared to the same quarter in the prior year. On a constant currency basis, operating income declined 8.1% in the second quarter of 2014 compared to the second quarter of 2013. The decrease in constant currency operating income in 2014 was a result of increases in operating expenses of $7 million due to continued investments in the region to drive growth, partially offset by the revenue increase. Operating income in the Asia Pacific region declined 12.3% in the first six months ended June 30, 2014 compared to the same period in the prior year. On a constant currency basis, operating income declined 4.5% in the first six months of 2014 compared to the first six months of 2013. The decrease in constant currency operating income in 2014 was a result of increases in operating expenses of $13 million due to continued investments in the region to drive growth, partially offset by the revenue increase.

How Exchange Rates Affect our Results

We operate globally, deriving a significant portion of our operating income from non-U.S. operations. As a result, fluctuations in the value of foreign currencies in which we transact business relative to the U.S. dollar may increase the volatility of U.S. dollar operating results. We enter into foreign currency forward contracts to partially offset the effect of currency fluctuations and the impact of these forward contracts is reflected in Other (loss) income, net on the Condensed Consolidated Statements of Comprehensive Loss. Foreign currency translation increased our U.S. dollar revenue growth by approximately 0.7 in the second quarter of 2014 and decreased it by 0.3 percentage points in the first six months of 2014, while the impact on operating income growth increased our operating income decline by 2.7 and 2.6 percentage points in the second quarter and first six months of 2014, respectively.

Non-U.S. monetary assets are maintained in currencies other than the U.S. dollar, principally the Euro and the Japanese Yen. Where monetary assets are held in the functional currency of the local entity, changes in the value of these currencies relative to the U.S. dollar are reflected in accumulated other comprehensive income in the Condensed Consolidated Statements of Financial Position. The effect of exchange rate changes decreased the U.S. dollar amount of cash and cash equivalents by $39 million and $30 million during the first six months of 2014 and 2013, respectively.

Liquidity and Capital Resources

We fund our liquidity needs for capital investment, working capital, and other financial commitments through cash flow from operations and our credit facility. At June 30, 2014, cash and cash equivalents were $265 million and our total indebtedness was $3,970 million. Additionally, we had $262 million available for borrowing under our senior secured credit facility. In addition to operating cash flows, other factors that affect our overall management of liquidity include capital expenditures, software development costs, acquisitions, debt service requirements, adequacy of our revolving credit facility and access to the capital markets.

On April 9, 2014, we completed our initial public offering (“IPO”) of our common stock at a price to the public of $20.00 per share. We issued and sold 52 million shares of common stock in the IPO. The selling shareholders offered and sold 22.75 million shares of common stock in the IPO, including 9.75 million shares that were offered and sold by the selling shareholders pursuant to the full exercise of the underwriters’ allotment to purchase additional shares. We raised net proceeds of approximately $987 million from the IPO, after deducting underwriting discounts, commissions and related expenses totaling $53 million. We did not receive any of the proceeds from the sale of shares by the selling shareholders.

Substantially all of our net proceeds from the IPO, approximately $500 million of borrowings under new term loans, $140 million of borrowings under our revolving credit facility and approximately $400 million of cash on the balance sheet were used to (i) fund the redemption of our 12.5% Senior Notes and Senior PIK Notes (defined in the Debt section below) and pay related fees and expenses, (ii) pay $30 million in the aggregate to holders of outstanding cash-settled stock appreciation rights granted under our 2010 Equity Incentive Plan (“Phantom SARs”) and (iii) pay a one-time fee of $72 million to terminate our management services agreement with the Sponsors.

Our de-leveraging in connection with the IPO improved our credit ratings and financial position and enabled us to issue long-term debt at favorable market rates, including issuance of new Term Loan A debt in April 2014 of $500 million at an average floating rate of 2.5% and re-price and extend tenor on our existing $2,777 million of Term Loan B debt. Because we retired our highest cost debt, our interest expense is estimated to decline by 50% on an annualized basis, compared with a 20% reduction in debt.

We believe we will have available resources to meet both our short-term and long-term liquidity requirements, including our senior secured debt service. We expect the cash flow from our operations, combined with existing cash and amounts available under the secured revolving credit facility, will provide sufficient liquidity to fund our current obligations, projected working capital requirements, restructuring obligations and capital spending over the next year. While our board of directors will review our dividend policy from time to time, we currently do not intend to pay dividends in the foreseeable future. In addition we may, from time to time, purchase, repay, redeem or retire any of our outstanding debt or equity securities in privately negotiated or open market transactions, by tender offer or otherwise. Over the next twelve months, we currently expect that we will use our cash and cash equivalents primarily to fund:

•	principal and interest payments of approximately $200 million;
•

development of software to be used in our new products and capital expenditures of $140 million to $150 million to expand and upgrade our information technology capabilities and to build or acquire facilities to house our business;

•	payments of approximately $28 million related to our employee severance plans;
•	pension and other postretirement benefit plan contributions of approximately $19 million; and
•	acquisitions and potential payments for contingent consideration.

Cash Flows

Cash and cash equivalents decreased $460 million to $265 million at June 30, 2014 compared to $725 million at December 31, 2013. The decrease reflects cash used in operating activities of $229 million, investing activities of $136 million and financing activities of $56 million, and a decrease of $39 million due to the effect of exchange rate changes.

Net cash used in operating activities amounted to $229 million for the six months ended June 30, 2014 compared to cash provided of $124 million for the six months ended June 30, 2013. Cash flows from operating activities for the first six months of 2014 reflects $72 million paid to terminate the management services agreement with affiliates of our Sponsors, $151 million in make-whole premiums related to the repayment of our 12.5% Senior Notes and Senior PIK Notes and $30 million paid to the holders of the outstanding Phantom SARs.  Additionally, interest paid was $30 million higher in 2014, primarily due to the issuance of the Senior PIK Notes in August 2013, and income tax paid, net of refunds was $11 million higher in 2014, primarily in non-U.S. jurisdictions due to increased taxable profits.

Net cash used in investing activities amounted to $136 million for the six months ended June 30, 2014, a decrease in cash used of $8 million compared to the six months ended June 30, 2013. The decrease relates to lower payments for acquisitions and lower purchases of short-term investments, partially offset by higher capital expenditures, including the purchase of an office building in India, and a premium paid for the interest rate caps purchased in April 2014 and higher additions to computer software in the first half of 2014 compared to the first half of 2013.

Net cash used in financing activities amounted to $56 million for the six months ended June 30, 2014, an increase in cash used of $28 million compared to the six months ended June 30, 2013. The increase is primarily due to the repayment of our 12.5% Senior Notes and Senior PIK Notes and the payment of debt amendment fees, partially offset by the proceeds received from the IPO, net of costs, proceeds from the issuance of Term Loan A and higher borrowings under our revolving credit facility in 2014.

Debt

At June 30, 2014, our principal amount of debt totaled $3,996 million. Management does not believe that this level of debt poses a material risk to us due to the following factors:

•	in each of the last two calendar years, we have generated strong net cash provided by operating activities of approximately $400 million;
•	at June 30, 2014, we had $265 million in worldwide cash and cash equivalents; and
•	at June 30, 2014, we had a $500 million revolving credit facility, of which $262 million was unused.

The following table summarizes our debt at the dates indicated:

(in millions)	June 30, 2014	December 31, 2013
Senior Secured Credit Facilities:
Senior Secured Term A Loan due 2019—USD LIBOR at average floating rates of 2.40%	$315	$—
Senior Secured Term A Loan due 2019—EUR LIBOR at average floating rates of 2.51%	182	—
Senior Secured Term B Loan due 2021—USD LIBOR at average floating rates of 3.50%	1,743	1,747
Senior Secured Term B Loan due 2021—EUR LIBOR at average floating rates of 3.75%	1,018	1,030
Revolving Credit Facility due 2019—USD LIBOR at average floating rates of 2.40%	238	—
12.5% Senior Notes due 2018	—	1,000
7.375%/8.125% Senior PIK Toggle Notes due 2018	—	750
6.00% Senior Notes due 2020	500	500
Principal Amount of Debt	3,996	5,027
Less: Unamortized Discounts	(26)	(67)
Total Debt	$3,970	$4,960

Senior Secured Credit Facilities

In March 2014, IMS Health Incorporated (“IMS Health”), our indirect wholly-owned subsidiary, and certain of its subsidiaries, as co-borrowers, entered into an amendment (the “2014 Amendment”) to amend and restate the Second Amended and Restated Credit and Guaranty Agreement, which until such date governed IMS Health’s senior secured credit facilities (the amended and restated credit agreement resulting from the 2014 Amendment, the “2014 Credit Agreement”). The 2014 Amendment added commitments in respect of new Term A loans (the “New Term Loans”) in the aggregate dollar equivalent amount of $500 million, increased outstanding commitments under the revolving credit facility to $500 million, modified certain interest rates and covenants and made additional modifications to IMS Health’s senior secured credit facilities. The commitments in respect of the New Term Loans consist of Term A loan commitments in the amount of $315 million and €133 million (or approximately $182 million based on exchange rates in effect on June 30, 2014) and mature in March 2019. The New Term Loans were funded in April 2014 concurrent with the IPO. Additionally, IMS Health reduced the borrowing margins and the EUR LIBOR floor by 25 basis points each, respectively, extended the maturity date to March 2021 for the existing Term B loans and increased the capacity to $500 million and extended the maturity date to March 2019 for the existing Revolving Credit Facility. As a result of the 2014 Amendment, we recorded $11 million of debt extinguishment losses and $2 million of third party fees in Other (loss) income, net during the six months ended June 30, 2014.

In February 2013, IMS Health and certain of its subsidiaries entered into an amendment of the then existing senior secured term loans due 2017 (“Term Loan Amendment”) to reduce our borrowing costs. IMS Health reduced the borrowing margins and LIBOR floors by 50 basis points and 25 basis points, respectively, for both the USD and EUR tranches of debt. As a result of the Term Loan Amendment, we recorded $9 million of debt extinguishment losses and $3 million of third party fees in Other (loss) income, net during the six months ended June 30, 2013.

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

At June 30, 2014, we had a $500 million revolving credit facility, of which $262 million was unused. The Senior Secured Credit Facilities are secured by a security interest in substantially all of Healthcare Technology Intermediate Holdings, Inc.’s, IMS Health’s and the subsidiary guarantors’ tangible and intangible assets, including the stock and the assets of certain of IMS Health’s current and certain future wholly-owned U.S. subsidiaries (and stock held by IMS Health’s current immediate direct parent holding company) and a portion of the stock of certain of IMS Health’s non-U.S. subsidiaries. In addition, certain of the assets of IMS Health’s Swiss subsidiaries have been pledged to secure any borrowings under the Senior Secured Credit Facilities by IMS AG. There have been no such borrowings to date.

Senior Notes

In February 2010, IMS Health issued an aggregate principal amount of $1 billion of senior unsecured notes due 2018 (“Old 12.5% Senior Notes”). In order to effect the Recapitalization, we conducted an exchange offer and consent solicitation to exchange the Old 12.5% Senior Notes for new 12.5% Senior Notes due 2018 (“New 12.5% Senior Notes” and, together with Old 12.5% Senior Notes, “12.5% Senior Notes”), and to solicit consents to proposed amendments to the indenture governing the Old 12.5% Senior Notes to permit the Recapitalization. The requisite consents were obtained and 99.96% of the holders of the Old 12.5% Senior Notes agreed to participate in the exchange and received New 12.5% Senior Notes in an equal principal amount. In connection with the IPO, the 12.5% Senior Notes were redeemed in April 2014 at a price equal to 100% of the principal amount of $1 billion, plus accrued interest of $17 million and a make-whole premium of $136 million.  We incurred a loss on extinguishment of debt of $189 million in the second quarter of 2014, consisting of the make-whole premium and the write-off of $53 million of debt issuance costs and discounts.

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

Senior PIK Notes

In August 2013, Healthcare Technology Intermediate, Inc., our wholly-owned subsidiary, issued $750 million of Senior PIK Notes. The Senior PIK Notes were unsecured obligations of Healthcare Technology Intermediate, Inc. and had a maturity date of September 1, 2018. Interest was to be paid semi-annually in March and September of each year, commencing March 1, 2014. Subject to certain restrictions, we may elect to pay a portion of the interest due on the outstanding principal amount of the Senior PIK Notes by issuing PIK Notes in a principal amount equal to the interest due. The proceeds, along with cash provided by us, were used to pay an approximate $753 million dividend to our shareholders and for the payment of fees and expenses of the transaction of approximately $17 million. In connection with the IPO, the Senior PIK Notes were redeemed in April 2014 at a price equal to 100% of the principal amount of $750 million, plus accrued interest of $6 million and a make-whole premium of $15 million.  We incurred a loss on extinguishment of debt of $30 million in the second quarter of 2014, consisting of the make-whole premium and the write-off of $15 million of debt issuance costs.

Costs incurred to issue debt are generally deferred and amortized as a component of interest expense over the estimated term of the related debt using the effective interest rate method. As of June 30, 2014, the unamortized balance of original issue discount reflected as a reduction to long term debt and fees and expenses related to the issuance of the debt included in Other assets was $26 million and $62 million, respectively. We recorded interest expense of $2 million and $9 million for the three months ended June 30, 2014 and 2013, respectively, and $12 million and $18 million for the six months ended June 30, 2014 and 2013, respectively, related to the amortization of these balances.

The financing arrangements provide for certain covenants and events of default customary for similar instruments, including in the case of the revolving credit facility and New Term Loans beginning with the fiscal quarter ending June 30, 2014, a covenant not to exceed a specified ratio of consolidated senior secured net indebtedness to Consolidated EBITDA, as defined in the 2014 Credit Agreement and a covenant to maintain a specified minimum interest coverage ratio. If an event of default occurs under any of our or our subsidiaries’ financing arrangements, the creditors under such financing arrangements will be entitled to take various actions, including the acceleration of amounts due under such arrangements, and in the case of the lenders under the revolving credit facility and New Term Loans, other actions permitted to be taken by a secured creditor. At June 30, 2014, we were in compliance with the financial covenants under our financing arrangements.

Severance, Impairment and Other Charges

As a result of ongoing cost reduction efforts, we recorded severance charges consisting of global workforce reductions to streamline our organization. The following table sets forth the activity in our severance-related reserves for the six months ended June 30, 2014:

(in millions)	2014 Plan(1)	2013 Plan(2)	2012 Plan(3)
Balance at December 31, 2013	$—	$12	$6
Charges	15	—	—
Cash payments	(2)	(3)	(2)
Balance at June 30, 2014	$13	$9	$4
(1)

In May 2014, we implemented a restructuring plan (the “2014 Plan”) and recorded a pre-tax severance charge of $15 million. We anticipate that there may be further charges recorded under the 2014 plan during the balance of fiscal 2014.  We expect that cash outlays related to the 2014 Plan will be substantially complete by the end of 2015.

(2)

In December 2013, we implemented a restructuring plan (the “2013 Plan”) and recorded a pre-tax severance charge of $12 million. We expect that cash outlays related to the 2013 Plan will be substantially complete by the end of 2015.

(3)

In December 2012, we implemented a restructuring plan (the “2012 Plan”) and recorded a pre-tax severance charge of $23 million. In the third quarter of 2013, $6 million of severance accruals were reversed. We expect that cash outlays related to the 2012 Plan will be substantially complete by the end of 2014.

Other charges

During the three and six months ended June 30, 2014, we recorded impairment charges of $10 million, $7 million of which related to impaired leases for properties in the U.S. and $3 million for the write-down of certain assets and contract-related charges for which we will not realize any future economic benefits.

During the three and six months ended June 30, 2013, we recorded impairment charges of $1 million and $2 million, respectively, related to impaired leases for properties vacated in the U.S. and contract-related charges for which we will not realize any future economic benefits.

Contingencies

We are exposed to certain known contingencies that are material to our investors. The facts and circumstances surrounding these contingencies and a discussion of their effect on us are included in Note 11 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. These contingencies may have a material effect on our liquidity, capital resources or results of operations. In addition, even where our reserves are adequate, the incurrence of any of these liabilities may have a material effect on our liquidity and the amount of cash available to us for other purposes.

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

Contractual Obligations

Following the redemption of our 12.5% Senior Notes and Senior PIK Notes in April 2014 and the March 2014 amendment to our Senior Secured Credit facilities, our future scheduled debt principal payments and estimated interest payments, including payments on our interest rate swaps, based on rates as of June 30, 2014 are $102 million for the remainder of 2014, $213 million for 2015, $209 million for 2016, $212 million for 2017, $222 million for 2018 and $3,495 million thereafter.

Recently Issued Accounting Standards

Information relating to recently issued accounting standards is included in Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, as well as information included in oral statements or other written statements made or to be made by us, contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, and other future conditions. Forward-looking statements can be identified by words such as “anticipate,” “believe,” “envision,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “contemplate” and other similar expressions, although not all forward-looking statements contain these identifying words. Examples of forward-looking statements include, among others, statements we make regarding:

•	plans for future growth and other business development activities, including acquisitions;
•	plans for capital expenditures;
•	expectations for market and industry growth;
•	financing sources;
•	dividends;
•	the effects of regulation and competition;
•	foreign currency conversion; and
•	all other statements regarding our intent, plans, beliefs or expectations or those of our directors or officers.

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
•

we may not close announced acquisitions in the indicated timeframes or at all, and may not successfully integrate our acquisition targets or for other reasons may not achieve expected benefits of our acquisition transactions;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Other than the items noted below in the foreign exchange and interest rate risk sections, there have been no material changes to our quantitative and qualitative disclosures about market risk during the six months ended June 30, 2014 as compared to the quantitative and qualitative disclosures about market risk described in our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission (the “SEC”) on April 4, 2014 (the “Prospectus”).

Foreign exchange risk

Commencing in the second quarter of 2014, we utilize foreign currency forward contracts to minimize the impact of foreign exchange movements on non–functional currency assets and liabilities. The forward contracts are not designated as hedges and do not subject us to material balance sheet risk because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. Additionally in the second quarter, we designated Euro currency borrowings (net of original issue discount) of €872 million ($1,191 million as of June 30, 2014) as hedges of our foreign currency exposures of the net investment in certain foreign affiliates. These long-term borrowings are designated as net investment hedges. See Note 5 to the Condensed Consolidated Financial Statements for more information.

Interest rate risk

In April 2014, we purchased U.S. Dollar denominated interest rate caps and U.S Dollar and Euro denominated interest rate swaps. These caps and swaps are designated as cash flow hedges and are being used to manage our exposure to interest rate changes. See Note 5 to the Condensed Consolidated Financial Statements for more information.

Venezuela

In February 2013, the Venezuelan government announced the devaluation of its currency and the official exchange rate was adjusted from 4.30 Bolívars to each U.S. dollar to 6.30. Our Swiss operating subsidiary, IMS AG, maintains certain account balances in Bolívars (mainly Cash and cash equivalents). As these balances are held in a non-functional currency of IMS AG, it is required that we mark-to-market these balances at each reporting date and reflect these movements as gains or losses in income. Approximately 2% of our consolidated cash and cash equivalents balance as of June 30, 2014 was held in Venezuelan Bolívars.

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

Recently, the Venezuelan government significantly expanded the use of the Supplementary Foreign Currency Administration System (“SICAD”) I exchange market and created a third exchange market called SICAD II. These markets have exchange rates significantly less favorable than the official exchange rate. As a result, we assessed our legal eligibility to access the available foreign exchange mechanisms, the transactions that would be eligible, and our past and expected future ability to transact through those mechanisms. Based on our analysis, we currently believe SICAD II represents the rate which best reflects the economics of our Venezuelan business activity, and as such, we concluded that we should utilize the SICAD II exchange rate to remeasure our Venezuelan Bolívar account balances as of June 30, 2014. The SICAD II rate at June 30, 2014 was approximately 50 Bolívars to one U.S. Dollar. As a result of the change to the SICAD II rate, we recorded a pre-tax charge of $49 million to foreign exchange loss within Other (loss) income, net in the second quarter of 2014. We will continue to monitor any future impact of these mechanisms on the exchange rate we use to remeasure our Venezuelan subsidiary’s financial statements.

As of June 30, 2014, the net assets, including cash and cash equivalents, held by our Venezuelan subsidiaries was less than 1% of our consolidated net assets and for the three and six months ended June 30, 2014, revenue generated by our Venezuelan subsidiaries was less than 1% of our consolidated revenue. Venezuela has foreign exchange and price controls which have historically limited our ability to convert Bolívars to U.S. dollars and transfer funds out of Venezuela. Additionally, government restrictions on the transfer of cash out of the country have limited our ability to repatriate cash; however, these restrictions have not impacted our ability to execute our business plans in Venezuela. It is not possible for us to predict the extent to which we may be affected by additional future changes in exchange rates and exchange controls imposed by the Venezuelan government.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14c and 15d-14c under the Exchange Act) as of June 30, 2014 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in the Prospectus.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.1	Put Option Agreement, by and among IMS Health Incorporated and Cegedim SA, dated June 24, 2014.	X

31.1	Certification of Chief Executive Officer and President, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101*

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Statements of Financial Position, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Shareholders’ Equity, and (v) Notes to Condensed Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on July 30, 2014.

IMS HEALTH HOLDINGS, INC.

/s/ Ronald E. Bruehlman
Ronald E. Bruehlman Senior Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)