Form 10-Q
period 2014-09-30
IMS Health Holdings, Inc.
filed 2014-10-30
CIK 1595262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	333,227,723 shares outstanding as of October 23, 2014

IMS HEALTH HOLDINGS INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IMS HEALTH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(unaudited)

	September 30,	December 31,
(in millions, except per share data)	2014	2013
Assets:
Current Assets:
Cash and cash equivalents	$354	$725
Restricted cash	24	27
Accounts receivable, net	318	313
Other current assets	314	262
Total Current Assets	1,010	1,327
Property, plant and equipment, at cost	332	262
Less accumulated depreciation	(177)	(145)
Property, plant and equipment, net	155	117
Computer software, net	263	263
Goodwill	3,500	3,573
Other identifiable intangibles, net	2,265	2,517
Other assets	197	202
Total Assets	$7,390	$7,999
Liabilities and Shareholders’ Equity:
Current Liabilities:
Accounts payable	$95	$103
Accrued and other current liabilities	475	583
Current portion of long-term debt	51	66
Deferred revenues	190	180
Total Current Liabilities	811	932
Postretirement and postemployment benefits	75	77
Long-term debt	3,848	4,894
Deferred tax liability	947	1,102
Other liabilities	73	111
Total Liabilities	5,754	7,116
Commitments and Contingencies (Note 11)
Shareholders’ Equity:
Common Stock, $0.01 par value, 700.0 and 307.5 shares authorized, 332.9 and 280.5 shares issued at September 30, 2014 and December 31, 2013, respectively	3	3
Capital in excess of par	1,952	913
Accumulated deficit	(217)	(20)
Treasury stock, at cost, 0.8 and 0.5 shares at September 30, 2014 and December 31, 2013, respectively	(10)	(6)
Accumulated other comprehensive loss	(92)	(7)
Total Shareholders’ Equity	1,636	883
Total Liabilities and Shareholders’ Equity	$7,390	$7,999

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

IMS HEALTH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2014	2013	2014	2013
Revenue	$656	$633	$1,963	$1,870
Information	382	381	1,149	1,138
Technology services	274	252	814	732
Operating costs of information, exclusive of depreciation and amortization	164	163	502	480
Direct and incremental costs of technology services, exclusive of depreciation and amortization	147	130	423	377
Selling and administrative expenses, exclusive of depreciation and amortization	139	143	557	433
Depreciation and amortization	109	98	331	303
Severance, impairment and other charges	4	(1)	29	1
Operating Income	93	100	121	276
Interest income	1	1	3	3
Interest expense	(43)	(87)	(181)	(241)
Other income (loss), net	7	(54)	(281)	(44)
Non-Operating Loss, Net	(35)	(140)	(459)	(282)
Income (loss) before income taxes	58	(40)	(338)	(6)
(Provision for) benefit from income taxes	(11)	20	141	6
Net Income (Loss)	$47	$(20)	$(197)	$—
Earnings (Loss) per Share Attributable to Common Shareholders:
Basic	$0.14	$(0.07)	$(0.63)	$—
Diluted	$0.14	$(0.07)	$(0.63)	$—
Weighted-Average Common Shares Outstanding:
Basic	332.1	280.0	314.1	280.0
Diluted	342.3	280.0	314.1	280.0
Other Comprehensive (Loss) Income:
Net Income (Loss)	$47	$(20)	$(197)	$—
Cumulative translation adjustment (net of taxes of $(26) and $(12), for the three months ended and $(36) and $10 for the nine months ended, respectively)	$(115)	$49	$(78)	$(150)
Unrealized gains (losses) on derivatives (net of taxes of $(5) and $2 for the three months ended and $(4) and $(3) for the nine months ended, respectively)	7	(3)	(8)	6
Losses (gains) on derivative instruments, reclassified into earnings (net of taxes of $— and $2 for the three months ended and $— and $4 for the nine months ended, respectively)	1	(3)	1	(7)
Postretirement and postemployment adjustments (net of taxes)	—	1	—	1
Other Comprehensive (Loss) Income	$(107)	$44	$(85)	$(150)
Total Comprehensive (Loss) Income	$(60)	$24	$(282)	$(150)

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

IMS HEALTH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
(in millions)	2014	2013
Cash Flows from Operating Activities:
Net loss	$(197)	$—
Adjustments to Reconcile Net Loss to Net Cash (Used in) Provided by Operating Activities:
Depreciation and amortization	331	303
Losses on extinguishment of debt	79	9
Deferred income taxes	(197)	(48)
Non-cash stock-based compensation charges	52	18
Foreign exchange loss on revaluation of foreign denominated debt	—	22
Non-cash losses (gains) on derivative instruments	6	(8)
Non-cash amortization of debt original issue discount and debt issuance costs	15	27
Losses on Venezuela remeasurement	49	14
Other	1	4
Change in assets and liabilities, excluding effects from acquisitions and dispositions:
Net (increase) decrease in accounts receivable	(1)	20
Net (increase) decrease in other current assets	(32)	6
Net decrease in accounts payable	(10)	(12)
Net decrease in accrued and other current liabilities	(100)	(5)
Net increase in deferred revenues	6	7
Increase in pension assets (net of liabilities)	(12)	(8)
Increase in other long-term assets (net of long-term liabilities)	(27)	(13)
Net Cash (Used in) Provided by Operating Activities	(37)	336

Cash Flows from Investing Activities:
Capital expenditures	(59)	(25)
Additions to computer software	(70)	(53)
Purchases of short-term investments	—	(23)
Payments for acquisitions of businesses, net of cash acquired	(58)	(74)
Purchase of interest rate caps	(21)	—
Other investing activities, net	1	1
Net Cash Used in Investing Activities	(207)	(174)

Cash Flows from Financing Activities:
Borrowings under revolving credit facility	579	135
Repayments of revolving credit facility	(307)	(135)
Repayments of debt	(1,770)	(25)
Proceeds from issuance of debt	499	750
Debt issuance costs and amendment fees	(22)	(17)
Contingent consideration payment	(28)	(3)
Dividends paid	—	(753)
Proceeds from initial public offering, net of costs	987	—
Other financing activities	(3)	—
Net Cash Used in Financing Activities	(65)	(48)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(62)	(31)
(Decrease) Increase in Cash and Cash Equivalents	(371)	83
Cash and Cash Equivalents, Beginning of Period	725	580
Cash and Cash Equivalents, End of Period	$354	$663

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

IMS HEALTH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

(in millions)	Shares Common Stock	Shares Treasury Stock	Common Stock	Treasury Stock	Capital in Excess of Par	Accumulated Deficit	Cumulative Translation Adjustment	Unamortized Postretirement & Postemployment Adjustment	Unrealized (Losses) Gains on Derivative Instruments	Losses (Gains) on Derivative Instruments Reclassified into Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, December 31, 2012	280.4	0.4	$3	$(4)	$1,634	$(102)	$192	$(41)	$(8)	$9	$152	$1,683
Net income						82						82
Issuances under stock plans and management investments	0.1				2							2
Repurchases of common stock		0.1		(2)								(2)
Stock-based compensation expense					22							22
Dividends paid to shareholders, net of tax					(745)							(745)
Cumulative translation adjustments, net of tax							(183)				(183)	(183)
Postretirement & postemployment adjustments, net of tax								24			24	24
Unrealized gains on derivative instruments, net of tax									9		9	9
Gains on derivative instruments reclassified into earnings, net of tax										(9)	(9)	(9)
Balance, December 31, 2013	280.5	0.5	$3	$(6)	$913	$(20)	$9	$(17)	$1	$—	$(7)	$883
Net loss						(197)						(197)
Issuances of common stock	52.4				987							987
Repurchases of common stock		0.3		(4)								(4)
Stock-based compensation expense					52							52
Cumulative translation adjustments, net of tax							(78)				(78)	(78)
Unrealized losses on derivative instruments, net of tax									(8)		(8)	(8)
Losses on derivative instruments reclassified into earnings, net of tax										1	1	1
Balance, September 30, 2014	332.9	0.8	$3	$(10)	$1,952	$(217)	$(69)	$(17)	$(7)	$1	$(92)	$1,636

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

Initial Public Offering

On April 4, 2014, the Company’s common stock began trading on the New York Stock Exchange under the symbol “IMS”. On April 9, 2014, the Company completed its Initial Public Offering (“IPO”) of its common stock at a price to the public of $20.00 per share. The Company issued and sold 52 million shares of common stock in the IPO. The selling shareholders offered and sold 22.75 million shares of common stock in the IPO, including 9.75 million shares that were offered and sold by the selling shareholders pursuant to the full exercise of the underwriters’ allotment to purchase additional shares. As of September 30, 2014, the Sponsors collectively remained the majority shareholders of the Company. The Company raised net proceeds of approximately $987 million from the IPO, after deducting underwriting discounts, commissions and related expenses totaling $53 million. The Company did not receive any of the proceeds from the sale of the shares sold by the selling shareholders.

Substantially all of the Company’s net proceeds of the IPO, approximately $500 million of borrowings under new term loans, $140 million of borrowings under the revolving credit facility and approximately $400 million of cash on the balance sheet were used to (i) fund the redemption of the Company’s 12.5% Senior Notes and Senior PIK Notes (defined in Note 6 below) and pay related fees and expenses, (ii) pay $30 million in the aggregate to holders of outstanding cash settled stock appreciation rights (“Phantom SARs”) granted under the Company’s 2010 Equity Incentive Plan (the “2010 Equity Plan”) and (iii) pay a one-time fee of $72 million to terminate the management services agreement with the Sponsors.

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

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

Recently Issued Accounting Standards

In August 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on management’s responsibility to assess an entity’s ability to continue as a going concern and provide related footnote disclosures in certain circumstances.  The guidance is effective for the Company’s interim and annual periods beginning after December 15, 2016.  The Company does not believe the adoption of this guidance will impact its consolidated financial statements or disclosures.

In June 2014, the FASB issued guidance on accounting for share-based payments that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. The guidance is effective for the Company’s interim and annual periods beginning January 1, 2016. The Company does not believe the adoption of this guidance will have a material impact to its consolidated financial statements.

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

Note 2. Acquisitions

The Company makes acquisitions in order to expand its products, services and geographic reach. During the three months ended September 30, 2014, the Company completed the acquisitions of Aileron Solutions, LLC (U.S.), Global Channel Marketing Solutions (U.S.) and additional consumer health businesses of Nielsen Holdings N.V. in certain European markets. Aileron uses anonymous medical claims data to provide analytic services to pharmaceutical, biotechnology, and medical device companies for the purpose of identifying healthcare professionals that will most benefit from information regarding medical device, diagnostics, or prescription products. This acquisition accelerates the Company’s services in two primary growth areas: oncology specialty and the medical device and diagnostic channel. Global Channel Marketing Solutions is a multi-channel marketing company that helps life sciences companies transform their customer engagements through multi-channel marketing operations support and solutions. Additionally, during the first six months of 2014, the Company completed the acquisitions of Forcea NV, a Belgium-based company that specializes in business intelligence applications and analytics for hospitals and life sciences organizations, the consumer health business of Nielsen Holdings N.V. in certain other European markets and Kent Capital in the U.S. The total cost for these acquisitions was approximately $60 million, of which $56 million was paid during the nine months ended September 30, 2014 and the balance will be paid in 2015 subject to certain conditions. Acquisition-related costs related to these acquisitions were $2 million and $3 million for the three and nine months ended September 30, 2014, respectively, and were expensed as incurred and recorded in Selling and administrative expense, exclusive of depreciation and amortization. These business combinations were accounted for under the acquisition method of accounting, and as such, the aggregate purchase prices were allocated on a preliminary basis to the assets acquired and liabilities assumed based on estimated fair values as of the closing dates. The purchase price allocation will be finalized after the completion of the valuation of certain intangible assets and any adjustments to the preliminary purchase price allocation are not expected to have a material impact on the Company’s results of operations. The Condensed Consolidated Financial Statements include the results of the acquisitions subsequent to their closing. Had these acquisitions occurred as of the beginning of 2013, the impact on the Company’s results of operations would not have been material. In connection with these acquisitions, the Company recorded goodwill of approximately $31 million, of which $18 million is deductible for tax purposes, computer software of $2 million (weighted-average amortization period of 5 years) and intangible assets of approximately $29 million during the nine months ended September 30, 2014. The intangible assets acquired were comprised of client relationships and other of $24 million (weighted-average amortization period of 7.2 years) and databases of $5 million (weighted-average amortization period of 3 years).

During the nine months ended September 30, 2014, the Company recorded measurement period adjustments related to acquisitions that occurred in 2013. These adjustments did not have a material impact on the Company’s Condensed Consolidated Financial Statements for any period reported, and therefore, the Company did not retrospectively adjust the Condensed Consolidated Statement of Financial Position as of December 31, 2013.

Contingent consideration

Under the terms of certain acquisition-related purchase agreements, the Company may be required to pay additional amounts as contingent consideration based on the achievement of certain financial performance related metrics, ranging from $0 to $25 million through 2017. The Company’s contingent consideration recorded on the balance sheet was approximately $25 million and $65 million at September 30, 2014 and December 31, 2013, respectively. The fair value measurement of this contingent consideration is classified within Level 3 of the fair value hierarchy (see Note 5) and reflects the Company’s own assumptions in measuring fair values using the income approach. In developing these estimates, the Company considered certain performance projections, historical results, and industry trends.

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

Note 3. Goodwill and Identifiable Intangible Assets

The following table sets forth changes in the Company’s goodwill for the nine months ended September 30, 2014.

(in millions)	Goodwill
Balance at December 31, 2013	$3,573
Goodwill assigned in purchase price allocations (see Note 2)	31
Foreign currency translation adjustments and other	(104)
Balance at September 30, 2014	$3,500

The gross carrying amounts, related accumulated amortization and the weighted average amortization periods of the Company’s intangible assets are listed in the following table:

	September 30, 2014			December 31, 2013
(in millions)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization
Databases	$696	$(628)	0.5	$725	$(549)
Client Relationships and other	2,132	(580)	14.0	2,152	(491)
Trade Names (Finite-Lived)	145	(37)	14.1	151	(31)
Trade Names (Indefinite-Lived)	537	—	N/A	560	—
Total Intangible Assets	$3,510	$(1,245)	10.8	$3,588	$(1,071)

Intangible asset amortization expense was $73 million and $71 million during the three months ended September 30, 2014 and 2013, respectively, and $220 million and $214 million for the nine months ended September 30, 2014 and 2013, respectively. Based on current estimated useful lives, amortization expense associated with intangible assets at September 30, 2014 is estimated to be as follows:

(in millions) Year ended December 31,	Amortization Expense
Remainder of 2014	$71
2015	176
2016	149
2017	136
2018	133
Thereafter	1,063

Note 4. Severance, Impairment and Other Charges

As a result of ongoing cost reduction efforts, the Company recorded severance charges consisting of global workforce reductions to streamline its organization. The following table sets forth the activity in the Company’s severance-related reserves for the nine months ended September 30, 2014:

(in millions)	2014 Plan(1)	2013 Plan(2)	2012 Plan(3)
Balance at December 31, 2013	$—	$12	$6
Charges	19	—	—
Cash payments	(7)	(4)	(3)
Balance at September 30, 2014	$12	$8	$3
(1)

In May 2014, the Company implemented a restructuring plan (the “2014 Plan”) and recorded a pre-tax severance charge of $15 million. In September 2014, the Company recorded an additional pre-tax severance charge of $4 million under the 2014 Plan.  The Company expects that cash outlays related to the 2014 Plan will be substantially complete by the end of 2015.

(2)

In December 2013, the Company implemented a restructuring plan (the “2013 Plan”) and recorded a pre-tax severance charge of $12 million. The Company expects that cash outlays related to the 2013 Plan will be substantially complete by the end of 2015.

(3)

In December 2012, the Company implemented a restructuring plan (the “2012 Plan”) and recorded a pre-tax severance charge of $23 million. In the third quarter of 2013, $6 million of severance accruals were reversed due to the favorable settlement of required termination benefits and strategic business changes. The Company expects that cash outlays related to the 2012 Plan will be substantially complete by the end of 2014.

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

Other charges

During the nine months ended September 30, 2014, the Company recorded impairment charges of $10 million, $7 million of which related to impaired leases for properties in the U.S. and $3 million for the write-down of certain assets and contract-related charges for which the Company will not realize any future economic benefits.

During the three and nine months ended September 30, 2013, the Company recorded impairment charges of $6 million and $7 million, respectively, related to impaired leases for properties vacated in the U.S. and contract-related charges for which the Company will not realize any future economic benefits.

Note 5. Derivatives and Fair Value

Foreign exchange risk management

The Company transacts business in more than 100 countries and is subject to risks associated with changing foreign exchange rates. The Company’s objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes. Accordingly, the Company enters into foreign currency forward contracts to minimize the impact of foreign exchange movements on non–functional currency assets and liabilities and to hedge non-U.S. Dollar anticipated royalties (“Royalty Hedging”). Additionally, through March 2014, the Company utilized foreign currency forward contracts to minimize the impact of foreign exchange movements on EBITDA. These contracts will unwind through the end of 2014. It is the Company’s policy to enter into foreign currency transactions only to the extent necessary to meet its objectives as stated above. The Company does not enter into foreign currency transactions for investment or speculative purposes. The principal currencies hedged are the Euro, the Japanese Yen, the Swiss Franc and the Canadian Dollar.

The forward contracts entered into for balance sheet risk management purposes are not designated as hedges and are carried at fair value, with changes in the fair value recorded to Other income (loss), net in the Condensed Consolidated Statements of Comprehensive (Loss) Income. These contracts do not subject the Company to material balance sheet risk because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged.

Unrealized and realized gains and losses on the contracts entered into for managing foreign exchange movement on EBITDA did not qualify for hedge accounting, and therefore were not deferred and were included in the Condensed Consolidated Statements of Comprehensive (Loss) Income in Other income (loss), net.

The forward contracts entered into for Royalty Hedging purposes are designated as hedges and are carried at fair value, with changes in the fair value recorded to Accumulated Other Comprehensive Income (Loss) (“AOCI”). The change in fair value is reclassified from AOCI to earnings in the quarter in which the hedged royalty is paid.

For derivatives designated as hedges, the Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in fair values or cash flows of hedged items. If it is determined that a derivative ceases to be highly effective as a hedge, the Company will discontinue hedge accounting with respect to that derivative prospectively. When it is probable that a hedged forecasted transaction will not occur, the Company discontinues hedge accounting for the affected portion of the forecasted transaction, and reclassifies gains or losses that were accumulated in AOCI to earnings in Other income (loss), net on the Condensed Consolidated Statements of Comprehensive (Loss) Income. Cash flows are classified consistent with the underlying hedged item.

In April 2014, the Company designated Euro currency borrowings as hedges of its foreign currency exposures of the net investment in certain foreign affiliates. As of September 30, 2014, these borrowings (net of original issue discount) were €869 million ($1,093 million). The effective portion of foreign exchange gains or losses on the remeasurement of the debt is recognized in the cumulative translation adjustment component of AOCI with the related offset in long-term debt. Those amounts would be reclassified from AOCI to earnings upon the sale or substantial liquidation of these net investments. The amount of foreign exchange gains related to the net investment hedges included in cumulative translation adjustment for the three and nine months ended September 30, 2014 was $94 million and $105 million, respectively.

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

The following table details the components of foreign exchange gain (loss) included in Other income (loss), net on the Condensed Consolidated Statements of Comprehensive (Loss) Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Translation of non-functional currency debt	$—	$(34)	$—	$(22)
Revaluation of other non-functional currency assets and liabilities(1)	8	(17)	(48)	(14)
Effect of derivatives	(4)	—	(4)	7
Total foreign exchange gain (loss)	$4	$(51)	$(52)	$(29)

(1)

The nine months ended September 30, 2014 included a $49 million charge related to a change in the exchange rate used to remeasure the Company’s Venezuelan Bolívar account balances. Additionally, the nine months ended September 30, 2013 included a $14 million charge resulting from devaluation of Venezuelan Bolívars. Both the 2014 and 2013 charges are further described below in this Note.

The foreign exchange forward contracts outstanding designated as hedges have various expiration dates through September 2015. The foreign exchange forward contracts outstanding not designated as hedges have various expiration dates through December 2014. Foreign exchange forward contracts are recorded at estimated fair value. The estimated fair values of the forward contracts are based on quoted market prices.

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

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

The fair values of derivative instruments in the Condensed Consolidated Statements of Financial Position are as follows:

		September 30, 2014			December 31, 2013
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
(in millions)	Balance Sheet Caption	Asset	Liability		Asset	Liability
Derivatives designated as hedging instruments
Foreign exchange contracts	Accounts receivable/Accounts payable	$13	$—	$215	$6	$4	$202
Interest rate caps	Non-Current Assets	16	—	1,000	—	—	—
Interest rate swaps	See below(1)	—	10	565	—	—	—
Derivatives not designated as hedging instruments
Foreign exchange contracts	Accounts receivable/Accounts payable	4	7	228	3	11	219
Interest rate caps	—	—	—	110	—	—	365
Interest rate swaps	See below(1)	—	6	225	—	12	375
Total derivatives		$33	$23		$9	$27

(1)

$2 million included in Accrued and other current liabilities and $14 million included in Other liabilities at September 30, 2014 and $12 million included in Other liabilities at December 31, 2013 in the Condensed Consolidated Statements of Financial Position.

The effects of derivative instruments on the Condensed Consolidated Statements of Comprehensive (Loss) Income are as follows:

(in millions)	Effect of Derivatives on Financial Performance
Derivatives in Cash Flow Hedging Relationships	Amount of Income/(Loss) Recognized in AOCI		Location of Income/(Loss) Reclassified from AOCI into Earnings	Amount of Income/(Loss) Reclassified from AOCI into Earnings
Three Months Ended September 30,	2014	2013		2014	2013
Foreign exchange contracts	$15	$(5)	Other income (loss), net	$1	$4
Interest rate derivatives	(3)	—	Interest expense	(2)	—

Nine Months Ended September 30,	2014	2013		2014	2013
Foreign exchange contracts	$12	$9	Other income (loss), net	$1	$11
Interest rate derivatives	(16)	—	Interest expense	(2)	—

The pre-tax gain (loss) recognized in earnings on derivatives not designated as hedging instruments was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Foreign exchange contracts(1)	$(5)	$(4)	$(5)	$(4)
Interest rate derivatives(2)	—	2	—	7
Total derivatives not designated as hedging instruments	$(5)	$(2)	$(5)	$3
(1)	Included in Other income (loss), net
(2)	Included in interest expense

Changes in the fair value of derivatives that are designated as cash flow hedges are recorded in AOCI to the extent effective and reclassified into earnings in the same period or periods during which the transaction hedged by that derivative also affects earnings. The Company expects $17 million of pre-tax unrealized losses related to its foreign exchange contracts and interest rate derivatives included in AOCI at September 30, 2014 to be reclassified into earnings within the next twelve months.

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

The carrying values of cash, cash equivalents, restricted cash, accounts receivable and accounts payable approximated their fair values at September 30, 2014 and December 31, 2013 due to the short-term nature of these instruments. At September 30, 2014 and December 31, 2013, the fair value of total debt approximated $3,910 million and $5,280 million, respectively, as determined under Level 2 measurements based on quoted prices for these financial instruments.

Recurring measurements

The following tables summarize assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Basis of Fair Value Measurements
	September 30, 2014
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$—	$1	$—	$1
Derivatives	—	33	—	33
Total	$—	$34	$—	$34
Liabilities
Contingent consideration	$—	$—	$25	$25
Derivatives	—	23	—	23
Total	$—	$23	$25	$48

	December 31, 2013
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$—	$4	$—	$4
Derivatives	—	9	—	9
Total	$—	$13	$—	$13
Liabilities
Contingent consideration	$—	$—	$65	$65
Derivatives	—	27	—	27
Total	$—	$27	$65	$92

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

(in millions)	Contingent Consideration Liabilities
Balance at December 31, 2013	$65
New acquisitions	3
Cash payments	(28)
Changes in fair value estimates included in Selling and administrative expenses	(15)
Balance at September 30, 2014	$25

During the third quarter of 2014, the Company paid $25 million as a final settlement for an earn-out related to a 2013 acquisition.  The settlement resulted in a $9 million change in the fair value of the contingent consideration liability.

Non-recurring measurements

During the second quarter of 2014, the Company recorded a $7 million impairment charge for a leased facility, resulting in a fair value measurement of $9 million at June 30, 2014. The fair value was based on a third party market assessment, a Level 2 measurement. Additionally during the second quarter of 2014, the Company wrote off the value of computer software that was no longer in use to zero and recorded an impairment charge of $2 million. The fair value reflects an internal review of the net realizable value of the software and thus is a Level 3 measurement.

Devaluation of Venezuelan Bolívars

In February 2013, the Venezuelan government announced the devaluation of its currency. The official exchange rate was adjusted from 4.30 Bolívars to each U.S. Dollar to 6.30. The Company’s Swiss operating subsidiary, IMS AG, maintains certain account balances in Bolívars (mainly cash and cash equivalents). As these balances are held in a non-functional currency of IMS AG, the Company is required to mark-to-market these balances at each reporting date and reflect these movements as gains or losses in income. Additionally, since January 2010, Venezuela has been designated as hyper-inflationary, and as such, all foreign currency fluctuations are recorded in income for certain account balances at the Company’s local Venezuelan operating subsidiary. The Company recorded a pre-tax charge of approximately $14 million to Other income (loss), net, in the first quarter of 2013 related to the remeasurement of the IMS AG Venezuelan Bolívar account balances and the remeasurement of certain local Bolívar account balances.

In 2014, the Venezuelan government significantly expanded the use of the Supplementary Foreign Currency Administration System (“SICAD”) I exchange market and created a third exchange market called SICAD II. These markets have exchange rates significantly less favorable than the official exchange rate. As a result, the Company assessed its legal eligibility to access the available foreign exchange mechanisms, the transactions that would be eligible, and the Company’s past and expected future ability to transact through those mechanisms. Based on the Company’s analysis, the Company believes SICAD II represents the rate which best reflects the economics of the Company’s Venezuelan business activity, and as such, the Company concluded that it should utilize the SICAD II exchange rate to remeasure its Venezuelan Bolívar account balances as of June 30, 2014. The SICAD II rate at June 30, 2014 was approximately 50 Bolívars to one U.S. Dollar. As a result of the change to the SICAD II rate, the Company recorded a pre-tax charge of $49 million to foreign exchange loss within Other income (loss), net in the second quarter of 2014. The Company continued to remeasure its Venezuela account balances at the SICAD II rate of approximately 50 Bolívars to one U.S. Dollar as of September 30, 2014. The net assets held and revenue generated by our Venezuelan subsidiaries were not material to our consolidated results as of September 30, 2014.

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

Note 6. Debt

The following table summarizes the Company’s debt at the dates indicated:

(in millions)	September 30, 2014	December 31, 2013
Senior Secured Credit Facilities:
Senior Secured Term A Loan due 2019—USD LIBOR at average floating rates of 2.48%	$311	$—
Senior Secured Term A Loan due 2019—EUR LIBOR at average floating rates of 2.31%	166	—
Senior Secured Term B Loan due 2021—USD LIBOR at average floating rates of 3.50%	1,739	1,747
Senior Secured Term B Loan due 2021—EUR LIBOR at average floating rates of 3.75%	935	1,030
Revolving Credit Facility due 2019—USD LIBOR at average floating rates of 2.40%	272	—
12.5% Senior Notes due 2018	—	1,000
7.375%/8.125% Senior PIK Toggle Notes due 2018	—	750
6.00% Senior Notes due 2020	500	500
Principal Amount of Debt	3,923	5,027
Less: Unamortized Discounts	(24)	(67)
Total Debt	$3,899	$4,960

Scheduled principal payments due on the Company’s debt as of September 30, 2014 for the remainder of 2014 and thereafter were as follows:

	Year
(in millions)	2014	2015	2016	2017	2018	Thereafter	Total
Debt	$13	$51	$51	$57	$69	$3,682	$3,923

Senior Secured Credit Facilities

In March 2014, IMS Health Incorporated (“IMS Health”), an indirect wholly-owned subsidiary of the Company, and certain of its subsidiaries, as co-borrowers, entered into an amendment (the “2014 Amendment”) to amend and restate the Second Amended and Restated Credit and Guaranty Agreement, which until such date governed IMS Health’s Senior Secured Credit Facilities (the amended and restated credit agreement resulting from the 2014 Amendment, the “2014 Credit Agreement”). The 2014 Amendment added commitments in respect of new Term A loans (the “New Term Loans”) in the aggregate dollar equivalent amount of $500 million, increased outstanding commitments under the revolving credit facility to $500 million, modified certain interest rates and covenants and made additional modifications to IMS Health’s Senior Secured Credit Facilities. The commitments in respect of the New Term Loans mature in March 2019. The New Term Loans were funded in April 2014 concurrent with the Company’s IPO. See Note 1 for further information on the IPO. In addition to the New Term Loans, the Company has Term B loan commitments and in March 2014, IMS Health reduced the borrowing margins and the EUR LIBOR floor by 25 basis points each, respectively, extended the maturity date to March 2021 for these existing Term B loans and increased the capacity to $500 million and extended the maturity date to March 2019 for the existing Revolving Credit Facility. As a result of the 2014 Amendment, the Company recorded $11 million of debt extinguishment losses and $2 million of third party fees in Other income (loss), net during the nine months ended September 30, 2014.

In February 2013, IMS Health and certain of its subsidiaries entered into an amendment of the then existing senior secured term loans due 2017 (“Term Loan Amendment”) to reduce its borrowing costs. IMS Health reduced the borrowing margins and LIBOR floors by 50 basis points and 25 basis points, respectively, for both the USD and EUR tranches of debt. As a result of the Term Loan Amendment, the Company recorded $9 million of debt extinguishment losses and $3 million of third party fees in Other income (loss), net during the nine months ended September 30, 2013.

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

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

At September 30, 2014, IMS Health, IMS AG and IMS Japan K.K., as co-borrowers, had a $500 million revolving credit facility, of which $228 million was unused. The Senior Secured Credit Facilities are secured by a security interest in substantially all of Healthcare Technology Intermediate Holdings, Inc.’s, IMS Health’s and the U.S. subsidiary guarantors’ tangible and intangible assets, including the stock of IMS Health and certain of IMS Health’s U.S. restricted subsidiaries and a portion of the stock of IMS Health’s non-U.S. restricted subsidiaries directly owned by Healthcare Technology Intermediate Holdings, Inc., IMS Health or a U.S. subsidiary guarantor. In addition, the obligations of IMS AG are guaranteed by certain of its Swiss restricted subsidiaries and are secured by certain assets of IMS AG and the Swiss guarantors, including the stock of the Swiss guarantors, and the obligations of IMS Japan K.K. are secured by certain of its assets.  There have been no borrowings by IMS AG or IMS Japan K.K. to date.

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

Costs incurred to issue debt are generally deferred and amortized as a component of interest expense over the estimated term of the related debt using the effective interest rate method. As of September 30, 2014, the unamortized balance of original issue discount reflected as a reduction to long term debt and fees and expenses related to the issuance of the debt included in Other assets was $24 million and $59 million, respectively. The Company recorded interest expense of $3 million and $9 million for the three months ended September 30, 2014 and 2013, respectively, and $15 million and $27 million for the nine months ended September 30, 2014 and 2013, respectively, related to the amortization of these balances.

The financing arrangements provide for certain covenants and events of default customary for similar instruments, including in the case of the Senior Secured Credit Facilities beginning with the fiscal quarter ending June 30, 2014, a covenant not to exceed a specified ratio of consolidated senior secured net indebtedness to Consolidated EBITDA, as defined in the 2014 Credit Agreement and a covenant to maintain a specified minimum interest coverage ratio. If an event of default occurs under any of the Company’s or the Company’s subsidiaries’ financing arrangements, the creditors under such financing arrangements will be entitled to take various actions, including the acceleration of amounts due under such arrangements, and in the case of the lenders under the revolving credit facility and New Term Loans, other actions permitted to be taken by a secured creditor. At September 30, 2014, the Company was in compliance with the financial covenants under the Company’s financing arrangements.

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

Note 7. Pension and Postretirement Benefits

The following table summarizes the components of net periodic benefit cost for the Company’s pension benefits.

	Pension Benefits
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$2	$2	$1	$2	$7	$8	$4	$4
Interest cost	3	3	3	2	9	7	8	7
Expected return on plan assets	(5)	(5)	(3)	(3)	(15)	(14)	(9)	(8)
Amortization of net loss	—	1	—	—	—	1	—	—
Net periodic benefit cost	$—	$1	$1	$1	$1	$2	$3	$3

The Company’s net periodic benefit (credit) cost for its postretirement benefits was a credit of less than $1 million and $1 million for the three and nine months ended September 30, 2014, respectively, and a cost of less than $1 million and $1 million for the three and nine months ended September 30, 2013, respectively. During the nine months ended September 30, 2014, the Company contributed approximately $18 million to its pension and postretirement benefit plans and expects to contribute an additional $2 million for the remainder of 2014.

Note 8. Shareholders’ Equity

On March 24, 2014, the Company effected a 10-to-1 reverse stock split of its common stock. In connection with the split, the par value of the Company’s common stock changed from $0.001 per share to $0.01 per share. Unless otherwise noted, all references in these financial statements to number of shares, price per share and weighted average number of shares outstanding of common stock have been adjusted to reflect the reverse stock split on a retroactive basis. The split also applied to any outstanding equity-based awards.

The Company amended its Certificate of Incorporation on April 9, 2014, in connection with the closing of the IPO. The Amended and Restated Certificate of Incorporation authorizes the Board of Directors, at its discretion, to issue up to 50,000,000 shares of preferred stock with a par value of $0.01 per share. The preferred stock is issuable in series, which may vary as to certain rights and preferences. As of September 30, 2014, no preferred shares have been issued. The Amended and Restated Certificate of Incorporation also set the number of authorized common shares at 700,000,000 shares.

Note 9. Stock-Based Compensation

In March 2014, the Company’s board of directors adopted the IMS Health Holdings, Inc. 2014 Incentive and Stock Award Plan (the “2014 Equity Plan”). Both annual award opportunities and equity-based awards for certain key employees, including the Company’s named executive officers, non-employee directors, consultants and other persons who provide substantial services to the Company, are granted under the 2014 Equity Plan. The 2014 Equity Plan provides for grants of stock options (including incentive stock options), stock appreciation rights, restricted and deferred stock (including restricted stock units), dividend equivalents, other stock-based awards and performance awards, including annual incentive awards.

In the first nine months of 2014, the Company granted to employees options to purchase 135,000 shares of its common stock in the aggregate, at an exercise price equal to $19.50, 15,000 cash settled stock appreciation rights (“Phantom SARs”) at an exercise price equal to $19.50, and granted to employees and non-employee directors approximately 1,442,000 restricted stock units. The stock options are subject to time- and performance-based vesting over a five-year period. The Phantom SARs vested and were automatically exercised at the time of the IPO. See Note 1 for further information. The restricted stock units granted to employees vest in equal increments of fifty percent on each of the second and fourth anniversaries of the grant date. The restricted stock units granted to non-employee directors vest in full on the first anniversary of the grant date. The stock options and Phantom SARs were granted under the 2010 Equity Plan and the restricted stock units were granted under both the 2010 Equity Plan and the 2014 Equity Plan.

In August 2013, the board of directors of the Company declared a cash dividend of $2.60 per share. In accordance with the terms of the 2010 Equity Plan, option holders received $2.60 per share in respect of vested options and a corresponding $2.60 per share reduction in the exercise price of unvested options. The other terms of the equity awards, including vesting schedules, remained unchanged. The Company did not record a charge for modification of the exercise price for unvested awards as the modification was provided for by the terms of the 2010 Equity Plan.

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

Note 10. Income Taxes

The Company operates in more than 100 countries around the world and its earnings are taxed at the applicable income tax rate in each of these countries. As required, the Company computes interim taxes based on an estimated annual effective tax rate.

The Company recorded a provision for income taxes of $11 million for the three months ended September 30, 2014 and a benefit for income taxes of $141 million for the nine months ended September 30, 2014, which resulted in effective tax rates of 20.4% and 41.6%, respectively. The tax provision for the three months ended September 30, 2014 was primarily impacted by non-taxable income in the U.S. related to a change in the fair value of a contingent consideration liability. The tax benefit for the nine months ended September 30, 2014 was primarily due to a significant amount of deductible expenses in the U.S. related to the redemption of the Company’s 12.5% Senior Notes and Senior PIK Notes, the termination of the management services agreement with affiliates of the Sponsors, and non-executive Phantom SARs compensation expense. In addition, the effective tax rate in both periods was impacted as a result of profits generated in non-U.S. tax jurisdictions with lower tax rates than the U.S. statutory tax rate and by deferred U.S. income tax expense related to non-U.S. earnings net of associated tax credits. The Company also recorded a tax benefit of $6 million in the second quarter of 2014 as a result of the conclusion of a U.S. Federal income tax examination for 2010 and 2011. Also, under Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) (now incorporated into Accounting Standards Codification Topic 740, Income Taxes), the Company recorded $5 million of tax expense related to unrecognized tax benefits that if recognized would favorably impact the effective tax rate. Included in this amount is $2 million of interest and penalties.

The Company recorded a benefit for income taxes of $20 million for the three months ended September 30, 2013 and $6 million for the nine months ended September 30, 2013, which resulted in effective tax rates of 50.5% and 97.0%, respectively. The tax benefit in both periods was impacted as a result of profits generated in non-U.S. tax jurisdictions with lower tax rates than the U.S. statutory tax rate and by deferred U.S. income tax expense related to non-U.S. earnings net of associated tax credits.  In addition, the tax benefit in both periods was impacted by a tax reduction of $10 million as a result of the conclusion of U.S. audits. Also, under FIN 48, the Company recorded $4 million of tax expense related to unrecognized tax benefits that if recognized would favorably impact the effective tax rate. Included in this amount is $2 million of interest and penalties.

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

IMS Government Solutions discovered potential noncompliance with various contract clauses and requirements under its General Services Administration Contract (the “GSA Contract”) which was awarded in 2002 to its predecessor company, Synchronous Knowledge Inc. (Synchronous Knowledge Inc. was acquired by IMS Health in May 2005). The potential noncompliance arose from three primary areas: first, at the direction of the government, work performed under one task order was invoiced under another task order without the appropriate modifications to the orders being made; second, personnel who did not meet strict compliance with the labor categories component of the qualification requirements of the GSA Contract were assigned to contracts; and third, certain discounts that were given to commercial customers were not also offered to the government, in alleged violation of the GSA Contract’s Price Reductions Clause. Upon discovery of the potential noncompliance, the Company began remediation efforts, promptly disclosed the potential noncompliance to the U.S. government, and was accepted into the Department of Defense Voluntary Disclosure Program. The Company filed its Voluntary Disclosure Program Report (“Disclosure Report”) on August 29, 2008. Based on the Company’s findings as disclosed in the Disclosure Report, the Company recorded a reserve of approximately $4 million for this matter in 2008. During 2010, the Company recorded an additional reserve of approximately $2 million as a result of its ongoing investigation relating to this matter. In September 2014, the General Services Administration offered to settle the third matter described above (i.e., the Price Reductions Clause aspect of the Disclosure Report) for $1.5 million, in-line with the amount the Company had recorded for this area of potential noncompliance. The Company is discussing the terms of settlement with the government for this Price Reductions Clause issue. The Company is currently unable to determine the outcome of all of these matters pending the resolution of the Voluntary Disclosure Program process and its ultimate liability arising from these matters could exceed its current reserves.

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

Management services agreement

The Company had a management services agreement with affiliates of the Sponsors pursuant to which they would provide management services to the Company. In conjunction with the Company’s IPO, the management services agreement was terminated for a settlement amount of $72 million and the Company recorded this charge as a component of Selling and administrative expenses, exclusive of depreciation and amortization in the Condensed Consolidated Statements of Comprehensive (Loss) Income in the second quarter of 2014. Prior to the termination of the management services agreement, the Company paid an additional $2 million during the first quarter of 2014 in management fees pursuant to the management services agreement. During the three and nine months ended September 30, 2013, the Company paid $2 million and $6 million, respectively, in management fees.

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

Transactions with other Sponsor portfolio companies

The Sponsors are private equity firms that have investments in companies that do business with IMS Health in the ordinary course of business. The Company believes these transactions are conducted on an arms-length basis. The following is a summary of the activity with companies in which the Sponsors have investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Revenues(1)	$1	$2	$5	$7
Expenses(2)	(1)	(2)	(5)	(4)
(1)	Sales of the Company’s offerings to companies in which the Sponsors have investments.
(2)	Purchases of goods and services from companies in which the Sponsors have investments.

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

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

Geographic financial information:

The following represents selected geographic information for the regions in which the Company operates.

(in millions)	Americas(1)	EMEA(2)	Asia Pacific(3)	Corporate & Other	Total
Three Months Ended September 30
2014
Revenue(4)	$303	$240	$113	$-	$656
Operating income (loss)(5)	71	57	35	(70)	93
2013
Revenue(4)	$294	$227	$112	$-	$633
Operating income (loss)(5)	78	58	39	(75)	100

Nine Months Ended September 30
2014
Revenue(4)	$887	$739	$337	$-	$1,963
Operating income (loss)(5)	204	183	103	(369)	121
2013
Revenue(4)	$851	$682	$337	$-	$1,870
Operating income (loss)(5)	224	176	117	(241)	276

Notes to Geographic Financial Information:

(1)

Americas includes the United States, Canada and Latin America. Revenue in the United States was $249 million and $233 million for the third quarters of 2014 and 2013, respectively, and $718 million and $682 million for the first nine months of 2014 and 2013, respectively.

(2)	EMEA includes countries in Europe, the Middle East and Africa.
(3)

Asia Pacific includes Japan, Australia and other countries in the Asia Pacific region. Revenue in Japan was $63 million and $66 million for the third quarters of 2014 and 2013, respectively and $193 million and $200 million for the first nine months of 2014 and 2013, respectively.

(4)

Revenue relates to external clients and is primarily based on the location of the client. Revenue for the geographic regions includes the impact of foreign exchange in converting results into U.S. dollars.

(5)

Operating income (loss) for the three geographic regions does not reflect the allocation of certain expenses that are maintained in Corporate and Other and as such, is not a true measure of the respective regions’ profitability. The Operating income (loss) amounts for the geographic segments include the impact of foreign exchange in converting results into U.S. dollars. The following presents the depreciation and amortization related to purchase accounting adjustments for each region that are presented in Corporate and Other:

(in millions)	Americas	EMEA	Asia Pacific
Three Months Ended September 30
2014	$31	$21	$10
2013	31	22	10
Nine Months Ended September 30
2014	$94	$66	$30
2013	94	65	32

Note 14. Earnings per Share

Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed, when the result is dilutive, using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of employee stock options and restricted stock units.

Employee stock options, restricted stock units and similar equity instruments granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include restricted stock units and the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of benefits that would be recorded in additional paid-in capital when the award becomes deductible for tax purposes are assumed to be used to repurchase shares.

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

In periods of net loss, basic loss per share and diluted loss per share are the same since the effect of potential common shares is anti-dilutive and therefore excluded.

The following table presents the composition of basic and diluted weighted average shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in millions)	2014	2013	2014	2013
Basic weighted-average common shares outstanding	332.1	280.0	314.1	280.0
Effect of dilutive stock-based awards	10.2	—	—	—
Diluted weighted-average common shares outstanding	342.3	280.0	314.1	280.0

Shares excluded from computation of diluted earnings (loss) per share:
Weighted average potential common shares excluded from computation due to anti-dilutive effect	—	18.9	19.1	18.9

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

Initial Public Offering

On April 4, 2014, our common stock began trading on the New York Stock Exchange under the symbol “IMS”. On April 9, 2014, we completed our Initial Public Offering (“IPO”) of our common stock at a price to the public of $20.00 per share. We issued and sold 52 million shares of common stock in the IPO. The selling shareholders offered and sold 22.75 million shares of common stock in the IPO, including 9.75 million shares that were offered and sold by the selling shareholders pursuant to the full exercise of the underwriters’ allotment to purchase additional shares. As of September 30, 2014, affiliates of TPG Global, LLC (together with its affiliates, “TPG”), CPP Investment Board Private Holdings, Inc. (“CPPIB-PHI”), a wholly owned subsidiary of the Canada Pension Plan Investment Board (together with its affiliates, “CPPIB”), and Leonard Green & Partners, L.P. (“LGP” and collectively with TPG and CPPIB, the “Sponsors”) collectively remained our majority shareholders. We raised net proceeds of approximately $987 million from the IPO, after deducting underwriting discounts, commissions and related expenses totaling $53 million. We did not receive any of the proceeds from the sale of the shares sold by the selling shareholders.

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

Acquisitions

We make acquisitions to enhance our capabilities and offerings in certain areas, including technology services. During the three months ended September 30, 2014, we completed the acquisitions of Aileron Solutions, LLC (U.S.), Global Channel Marketing Solutions (U.S.) and additional consumer health businesses of Nielsen Holdings N.V. in certain European markets. Aileron uses anonymous medical claims data to provide analytic services to pharmaceutical, biotechnology, and medical device companies for the purpose of identifying healthcare professionals that will most benefit from information regarding medical device, diagnostics, or prescription products. This acquisition accelerates our services in two primary growth areas: oncology specialty and the medical device and diagnostic channel. Global Channel Marketing Solutions is a multi-channel marketing company that helps life sciences companies transform their customer engagements through multi-channel marketing operations support and solutions. Additionally, during the first six months of 2014, we completed the acquisitions of Forcea NV, a Belgium-based company that specializes in business intelligence applications and analytics for hospitals and life sciences organizations, the consumer health business of Nielsen Holdings N.V. in certain other European markets and Kent Capital in the U.S. The purchase price allocation for these acquisitions will be finalized after the completion of the valuation of certain intangible assets and any adjustments to the preliminary purchase price allocation are not expected to have a material impact on our results of operations. The total cost for these acquisitions was approximately $60 million, of which $56 million was paid during the nine months ended September 30, 2014 and the balance will be paid in 2015 subject to certain conditions. See Note 2 to our Condensed Consolidated Financial Statements for additional information with respect to these acquisitions. The results of operations of acquired businesses have been included since the date of acquisition and were not significant to our consolidated results of operations.

In addition to the completed acquisitions, we announced in June 2014 our intention to acquire certain Cegedim Information Solutions and Customer Relationship Management (CRM) businesses for €385 million (approximately $520 million, assuming an exchange rate of $1.35 to each Euro) in cash. Cegedim, headquartered in Paris, France, is a global technology and services company specializing in healthcare whose offerings help pharmaceutical companies manage their sales and marketing operations. In October 2014, we announced that following the successful completion of works council information and consultation requirements in certain countries, the Cegedim board of directors approved our offer and a definitive purchase agreement has been executed. We expect to finance this acquisition through a mix of cash on hand and existing credit facilities, with no material impact on our leverage ratio. The proposed transaction is subject to customary regulatory and other closing conditions. We anticipate the transaction will close in early 2015.

Results excluding the Effects of Foreign Currency Translation and Certain Charges

We report results in U.S. dollars, but we do business on a global basis. Exchange rate fluctuations affect the U.S. dollar value of foreign currency revenue and expenses and may have a significant effect on our results. The discussion of our financial results in this report includes comparisons with the prior year in constant currency terms, using consistent exchange rates. We believe this information facilitates comparison of the underlying results over time. During the first nine months of 2014, the U.S. dollar was generally stronger against the other currencies in which we transact business as compared to the first nine months of 2013. The revenue growth at actual currency rates was lower than the growth at constant currency exchange rates during the first nine months period. See “—How Exchange Rates Affect our Results” and “—Quantitative and Qualitative Disclosures about Market Risk” below for a more complete discussion regarding the impact of foreign currency translation on our business.

We also discuss below our revenue, operating income, operating costs of information, direct and incremental costs of technology services, selling and administrative expenses and operating margins excluding non-cash stock-based compensation charges, acquisition-related charges, restructuring and related charges, purchase accounting adjustments and sponsor monitoring fees as a supplement to our results presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). We believe providing these non-GAAP measures is useful as it facilitates comparisons across the periods presented and more clearly indicates trends. Management uses these non-GAAP measures in its global decision making, including developing budgets and managing expenditures.

Results of Operations

Summary of Results

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
Revenue	$656	$633	$1,963	$1,870
Information	382	381	1,149	1,138
Technology services	274	252	814	732
Operating costs of information, exclusive of depreciation and amortization	164	163	502	480
Direct and incremental costs of technology services, exclusive of depreciation and amortization	147	130	423	377
Selling and administrative expenses, exclusive of depreciation and amortization	139	143	557	433
Depreciation and amortization	109	98	331	303
Severance, impairment and other charges	4	(1)	29	1
Operating Income	93	100	121	276
Interest income	1	1	3	3
Interest expense	(43)	(87)	(181)	(241)
Other income (loss), net	7	(54)	(281)	(44)
Non-Operating Loss, Net	(35)	(140)	(459)	(282)
Income (loss) before income taxes	58	(40)	(338)	(6)
(Provision for) benefit from income taxes	(11)	20	141	6
Net Income (Loss)	$47	$(20)	$(197)	$—

Net Income (Loss) to Adjusted EBITDA Reconciliation

We have included a presentation of Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) because we believe it provides additional information regarding our performance and our ability to service our debt. In addition, management believes that Adjusted EBITDA is useful to assess our operating performance trends because it excludes certain material non-cash items, unusual or non-recurring items that are not expected to continue in the future and certain other items. Adjusted EBITDA is not presented in accordance with U.S. GAAP, and our computation of Adjusted EBITDA may vary from those used by other companies. Adjusted EBITDA should not be considered as an alternative to net income or loss, operating income or loss, cash flows from operating activities or any other measures of operating performance, liquidity or indebtedness derived in accordance with U.S. GAAP. Adjusted EBITDA has limitations as an analytical tool, and it should not be considered in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
Net Income (Loss)	$47	$(20)	$(197)	$—
Provision for (benefit from) income taxes	11	(20)	(141)	(6)
Other (income) loss, net	(7)	54	281	44
Interest expense	43	87	181	241
Interest income	(1)	(1)	(3)	(3)
Depreciation and amortization	109	98	331	303
Deferred revenue purchase accounting adjustments	1	—	3	2
Non-cash stock-based compensation charges(1)	6	5	52	18
Restructuring and related charges(2)	5	2	34	7
Acquisition-related charges(3)	7	2	19	6
Sponsor monitoring fees(3)	—	2	74	6
Non-executive phantom SARs compensation expenses(4)	—	—	30	—
Adjusted EBITDA	$221	$209	$664	$618
(1)	Non-cash stock-based compensation charges are included in Operating costs of information, Direct and incremental costs of technology services and Selling and administrative expenses as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
Operating costs of information	$1	$—	$6	$2
Direct and incremental costs of technology services	1	1	5	2
Selling and administrative expenses	4	4	41	14
(2)

Restructuring and related charges includes severance and impairment charges and the cost of employee and third-party charges related to dual running costs for knowledge transfer activities. Dual running costs for knowledge transfer activities of $2 million and $4 million for the three and nine months ended September 30, 2014, respectively, and $2 million and $5 million for the three and nine months ended September 30, 2013, respectively, are primarily included in Operating costs of information.

(3)	Acquisition-related charges and Sponsor monitoring fees are included in Selling and administrative expenses.
(4)	Non-executive phantom SARs compensation expenses are included in Operating costs of information and Selling and administrative expenses as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
Operating costs of information	$—	$—	$10	$—
Selling and administrative expenses	—	—	20	—

Revenue

Total revenue grew 3.7% to $656 million for the three months ended September 30, 2014 compared to $633 million in the same quarter in the prior year, or 5.4% on a constant currency basis. Revenue from our information offerings was relatively flat in the third quarter of 2014 and grew 1.8% on a constant currency basis over the same period. Revenue from our technology services offerings grew 9.3% in the third quarter of 2014 and grew 10.8% on a constant currency basis over the same period. Constant currency growth in the Americas and EMEA (countries in Europe, the Middle East and Africa) regions contributed approximately 90% of our total revenue growth during the third quarter of 2014 compared to the same quarter of 2013. The constant currency increase in information offerings was driven by growth in almost all our geographies, with the largest contribution coming from EMEA. The constant currency increase in technology services offerings was driven by increases in commercial services throughout almost all of our geographies, with the largest contributions coming from the Americas and EMEA.

Total revenue grew 5.0% to $1,963 million for the nine months ended September 30, 2014 compared to $1,870 million in the same period in the prior year, or 5.8% on a constant currency basis. Revenue from our information offerings increased 0.9% in the first nine months of 2014 and grew 1.9% on a constant currency basis over the same period. Revenue from our technology services offerings grew 11.3% in the first nine months of 2014 and grew 11.7% on a constant currency basis over the same period. Constant currency growth in the Americas and EMEA regions contributed approximately 85% of our total revenue growth during the first nine months of 2014 compared to the same period of 2013. The constant currency increase in information offerings was driven by growth in EMEA and to a lesser extent, Asia Pacific. The constant currency increase in technology services offerings was driven by increases in commercial services throughout almost all of our geographies, with the largest contributions coming from the Americas and EMEA.

Operating Costs of Information, exclusive of Depreciation and Amortization

Operating costs of information offerings increased $1 million, or 1.3%, in the three months ended September 30, 2014 compared to the same quarter in the prior year. Excluding the effect of foreign currency translation of $1 million, non-cash stock-based compensation charges and restructuring and related charges, operating costs of information increased 2.4% in the third quarter of 2014 compared to the third quarter of 2013. The constant currency increase in operating costs of information was primarily due to an increase in data costs of approximately $3 million and compensation costs of approximately $2 million, in part due to an increase in headcount of approximately 200 employees from September 2013.  This increase was partially offset by lower professional fees of approximately $2 million.

Operating costs of information offerings increased $22 million, or 4.6%, in the nine months ended September 30, 2014 compared to the same period in the prior year. Excluding the effect of foreign currency translation of $2 million, non-executive Phantom SARs compensation expense of $10 million, non-cash stock-based compensation charges and restructuring and related charges, operating costs of information increased 2.4% in the first nine months of 2014 compared to the first nine months of 2013. The constant currency increase in operating costs of information was primarily due to an increase in data costs of approximately $8 million and compensation costs of $7 million, in part due to an increase in headcount of approximately 200 employees from September 2013. This increase was partially offset by lower professional fees of approximately $3 million.

Direct and Incremental Costs of Technology Services, exclusive of Depreciation and Amortization

Direct and incremental costs of technology services offerings grew $17 million, or 13.2%, in the three months ended September 30, 2014 compared to the same quarter in the prior year. Excluding the effect of foreign currency translation non-cash stock-based compensation charges, direct and incremental costs of technology services grew 13.4% in the third quarter of 2014 compared to the third quarter of 2013. The constant currency increase in direct and incremental costs of technology services was driven primarily by increased compensation costs of $12 million, partially due to an increase in headcount of approximately 500 employees from September 2013 to support the growth in our technology services offerings.  Additionally, data costs and professional fees increased by approximately $4 million and $3 million, respectively, compared to the third quarter of 2013.

Direct and incremental costs of technology services offerings grew $46 million, or 12.3%, in the nine months ended September 30, 2014 compared to the same period in the prior year. Excluding non-cash stock-based compensation charges, direct and incremental costs of technology services grew 11.5% in the first nine months of 2014 compared to the first nine months of 2013. The constant currency increase in direct and incremental costs of technology services was driven primarily by increased compensation costs of approximately $35 million, due to an increase in headcount of approximately 500 employees from September 2013 to support the growth in our technology services offerings and normal annual merit salary increases. Additionally, professional fees and data costs increased by approximately $4 million and $3 million, respectively, compared to the first nine months of 2013.

Selling and Administrative Expenses, exclusive of Depreciation and Amortization

Selling and administrative expenses decreased $4 million, or 2.5%, in the three months ended September 30, 2014 compared to the same quarter in the prior year. Excluding the effect of foreign currency translation, sponsor monitoring fees, non-cash stock-based compensation charges and acquisition-related charges, selling and administrative expenses decreased 6.1% in the third quarter of 2014 compared to third quarter of 2013. The constant currency decrease in selling and administrative expenses included decreased professional fees, exclusive of legal fees, of approximately $8 million, higher deferrals to computer software for new product development and a decrease in the fair value estimate of our contingent consideration liability of approximately $9 million, partially offset by an increase in compensation of approximately $10 million, primarily resulting from normal annual merit salary increases, higher selling and administrative headcount of approximately 250 employees from September 2013 from acquisitions and increased sales staff to drive revenue and higher legal fees of $4 million.

Selling and administrative expenses grew $124 million, or 28.6%, in the nine months ended September 30, 2014 compared to the same period in the prior year. Included in Selling and administrative expenses for the nine months of 2014 was $72 million related to the termination of the management services agreement with affiliates of the Sponsors and $20 million of non-executive Phantom SARs compensation expense. Excluding the effect of foreign currency translation of $1 million, sponsor monitoring fees, non-executive Phantom SARs compensation expense, non-cash stock-based compensation charges and acquisition-related charges, selling and administrative expenses decreased 1.4% in the first nine months of 2014 compared to first nine months of 2013. The constant currency decrease in selling and administrative expenses included lower professional fees, exclusive of legal fees, of approximately $7 million, higher deferrals to computer software for new product development and a decrease in the fair value estimate of our contingent consideration liability of approximately $15 million, partially offset by an increase in compensation of approximately $22 million, primarily resulting from normal annual merit salary increases, higher selling and administrative headcount of approximately 250 employees from September 2013 from acquisitions and increased sales staff to drive revenue and an increase in legal fees of $9 million. Additionally, both occupancy and information technology costs increased by approximately $5 million each, related to the increased number of employees.

Depreciation and Amortization

Depreciation and amortization charges increased $11 million, or 11.3%, in the three months ended September 30, 2014 compared to the same quarter in the prior year, primarily due to an increase in amortization of computer software. Depreciation and amortization charges increased $28 million, or 9.2%, in the nine months ended September 30, 2014. The increase was primarily due to higher depreciation expense, in part due to accelerated depreciation of assets related to a building lease that was impaired in the second quarter of 2014, and higher computer software and other intangibles amortization resulting from acquisitions in 2013 and the first half of 2014.

Severance, Impairment and Other Charges

Severance, impairment and other charges in the three and nine months ended September 30, 2014 were $4 million and $29 million, respectively. The third quarter of 2014 charge was primarily severance related.  The nine months of 2014 charge was primarily comprised of $19 million of severance and $7 million for impaired leases for properties in the U.S. Severance, impairment and other charges in the three and nine months ended September 30, 2013 were income of $1 million and expense of $1 million, respectively, primarily comprised of impaired leases for properties vacated in the U.S. and contract-related charges for which we will not realize any future economic benefits, offset by the reversal of severance accruals due to the favorable settlement of required termination benefits and strategic business changes. See Severance, Impairment and Other Charges below for further information.

Operating Income

Operating income was $93 million in the three months ended September 30, 2014, a decline of $7 million, or 7.4%, compared to the same quarter in the prior year. This decrease was due to increases in operating expenses discussed above, partially offset by the revenue growth. Operating income  for the third quarter of 2014 increased $1 million in constant currency terms compared to the third quarter of 2013. Absent the impact of non-cash stock-based compensation charges, acquisition-related charges, restructuring and related charges, purchase accounting adjustments, sponsor monitoring fees and non-executive Phantom SARs compensation expense, operating income increased 1.4% at reported foreign currency rates and 9.2% on a constant currency basis for the third quarter of 2014.

Operating income was $121 million in the first nine months ended September 30, 2014, a decline of $155 million, or 56.1%, compared to the same period in the prior year. This decrease was due to $72 million related to the termination of the management services agreement with affiliates of the Sponsors, $30 million of non-executive Phantom SARs compensation expense and other increases in operating expenses discussed above, partially offset by the revenue growth. Operating income for the first nine months of 2014 decreased $141 million in constant currency terms compared to the first nine months of 2013. Absent the impact of non-cash stock-based compensation charges, acquisition-related charges, restructuring and related charges, purchase accounting adjustments, sponsor monitoring fees and non-executive Phantom SARs compensation expense, operating income increased 5.9% at reported foreign currency rates and 10.1% on a constant currency basis for the first nine months of 2014.

Trends in Operating Margins

Operating margins were 14.1% and 15.8% for the three months ended September 30, 2014 and 2013, respectively. Margins were negatively impacted by sponsor monitoring fees, non-cash stock-based compensation charges, acquisition-related charges, restructuring and related charges and purchase accounting adjustments. Excluding these charges, operating margins were 17.0% and 17.4% in the third quarter of 2014 and 2013, respectively.

Operating margins were 6.2% and 14.8% for the first nine months ended September 30, 2014 and 2013, respectively. Margins were negatively impacted by sponsor monitoring fees, non-executive Phantom SARs compensation expense, non-cash stock-based compensation charges, acquisition-related charges, restructuring and related charges and purchase accounting adjustments. Excluding these charges, operating margins were 16.9% and 16.8% in the first nine months of 2014 and 2013, respectively.

Non-Operating Loss, net

Non-operating loss, net was $35 million in the three months ended September 30, 2014, a decrease of $105 million compared to the same quarter in the prior year. Included in the non-operating loss for the third quarter of 2014 was an $8 million gain related to the revaluation of other non-functional assets and liabilities, partially offset by a $4 million loss related to foreign exchange derivatives. Included in the non-operating loss for the third quarter of 2013 was a $34 million loss related to the translation of non-functional currency debt and a $17 million loss related to the revaluation of other non-functional assets and liabilities. Additionally, interest expense, net of interest income was $44 million lower than in the third quarter of 2013, primarily due to the redemption of our 12.5% Senior Notes and Senior PIK Notes in April 2014.

Non-operating loss, net was $459 million in the first nine months ended September 30, 2014, an increase of $177 million compared to the same period in the prior year. Included in the non-operating loss for the first nine months of 2014 was $151 million of make-whole premium and $68 million for the write-off of debt issuance costs and discounts, both of which were related to the redemption of our 12.5% Senior Notes and Senior PIK Notes in April 2014, $13 million of debt extinguishment losses and third-party fees related to the 2014 amendment of our Senior Secured Credit Facilities and $49 million related to the remeasurement of our Venezuelan Bolívar account balances. Included in the non-operating loss for the first nine months of 2013 was $12 million of debt extinguishment losses and third-party fees related to the amendment of our Term loan B in February 2013 and a $14 million charge related to the official devaluation of Venezuela’s current exchange rate. See Note 5 to our Condensed Consolidated Financial Statements for further information on the remeasurement of our Venezuelan Bolívar account balances and Note 6 for the debt transactions. Additionally, revaluation of other non-functional assets and liabilities, translation of non-functional currency debt and hedge of non-U.S. dollar anticipated royalties were a $3 million loss in the first nine months of 2014 compared to a $15 million loss in the first nine months of 2013. Partially offsetting this variance was interest expense, net of interest income, which was $60 million lower than in the first nine months of 2013, primarily due to the redemption of our 12.5% Senior Notes and Senior PIK Notes in April 2014.

Taxes

We operate in more than 100 countries around the world and our earnings are taxed at the applicable income tax rate in each of these countries. As required, we compute interim taxes based on an estimated annual effective tax rate.

Our effective tax rate was an expense of 20.4% and a benefit of 50.5% for the three months ended September 30, 2014 and 2013, respectively. Our effective tax rate for the three months ended September 30, 2014 was primarily impacted by non-taxable income in the U.S. related to a change in the fair value of a contingent consideration liability, while our effective tax rate for the three months ended September 30, 2013 was primarily impacted by a tax reduction of $10 million as a result of the conclusion of U.S. audits. Our effective tax rate was a benefit of 41.6% and a benefit of 97.0% for the nine months ended September 30, 2014 and 2013, respectively. Our tax benefit for the nine months ended September 30, 2014 was primarily due to a significant amount of deductible expenses in the U.S. during 2014 related to the redemption of our 12.5% Senior Notes and Senior PIK Notes, the termination of the management services agreement with affiliates of the Sponsors and non-executive Phantom SARs compensation expense. Our tax benefit for the nine months ended September 30, 2013 was primarily due to a tax reduction of $10 million as a result of the conclusion of U.S. audits.

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

We maintain regional geographic management who are responsible for bringing our full suite of offerings to their respective markets and to facilitate local execution of its global strategies. However, we maintain global leaders for the majority of our critical business processes; and the most significant performance evaluations and resource allocations made by our chief operating decision maker are made on a global basis. As such, we have concluded that we maintain one operating and reportable segment.

The following represents selected geographic information for the regions in which we operate.

(in millions)	Americas(1)	EMEA(2)	Asia Pacific(3)	Corporate & Other	Total
Three Months Ended September 30
2014
Revenue(4)	$303	$240	$113	$-	$656
Operating income (loss)(5)	71	57	35	(70)	93
2013
Revenue(4)	$294	$227	$112	$-	$633
Operating income (loss)(5)	78	58	39	(75)	100

Nine Months Ended September 30
2014
Revenue(4)	$887	$739	$337	$-	$1,963
Operating income (loss)(5)	204	183	103	(369)	121
2013
Revenue(4)	$851	$682	$337	$-	$1,870
Operating income (loss)(5)	224	176	117	(241)	276

Notes to Geographic Financial Information:

(1)

Our Americas region includes the United States, Canada and Latin America. Revenue in the United States was $249 million and $233 million for the third quarters of 2014 and 2013, respectively, and $718 million and $682 million for the first nine months of 2014 and 2013, respectively.

(2)	Our EMEA region includes countries in Europe, the Middle East and Africa.
(3)

Our Asia Pacific region includes Japan, Australia and other countries in the Asia Pacific region. Revenue in Japan was $63 million and $66 million for the third quarters of 2014 and 2013, respectively and $193 million and $200 million for the first nine months of 2014 and 2013, respectively.

(4)

Revenue relates to external clients and is primarily based on the location of the client. Revenue for the geographic regions includes the impact of foreign exchange in converting results into U.S. dollars.

(5)

Operating income (loss) for the three geographic regions does not reflect the allocation of certain expenses that are maintained in Corporate and Other and as such, is not a true measure of the respective regions’ profitability. The Operating Income amounts for the geographic segments include the impact of foreign exchange in converting results into U.S. dollars. The following presents the depreciation and amortization related to purchase accounting adjustments for each region that are presented in Corporate and Other:

(in millions)	Americas	EMEA	Asia Pacific
Three Months Ended September 30
2014	$31	$21	$10
2013	31	22	10
Nine Months Ended September 30
2014	$94	$66	$30
2013	94	65	32

Americas Region

Revenue in the Americas region grew 3.0% in the three months ended September 30, 2014 compared to the same quarter in the prior year. On a constant currency basis, revenue grew 5.3% in the third quarter of 2014 compared to the third quarter of 2013. Revenue in the Americas region grew 4.2% in the first nine months ended September 30, 2014 compared to the same period in the prior year. On a constant currency basis, revenue grew 5.8% in the first nine months of 2014 compared to the first nine months of 2013. Technology services offerings accounted for the majority of the growth for both the three and nine months of 2014, primarily driven by the U.S.

Operating income in the Americas region decreased 8.6% in the three months ended September 30, 2014 compared to the same quarter in the prior year. On a constant currency basis, operating income decreased 2.6% in the third quarter of 2014 compared to the third quarter of 2013. The decrease in constant currency operating income in 2014 was a result of increases in operating expenses of $18 million to support the revenue growth in the region, partially offset by the revenue growth. Operating income in the Americas region decreased 9.0% in the first nine months ended September 30, 2014 compared to the same period in the prior year. On a constant currency basis, operating income decreased 5.8% in the first nine months of 2014 compared to the first nine months of 2013. The decrease in constant currency operating income in 2014 was a result of non-executive Phantom SARS compensation expense of approximately $12 million, impairment of a leased property of $7 million and increases in other operating expenses of $44 million to support the revenue growth in the region, partially offset by revenue growth.

EMEA Region

Revenue in the EMEA region grew 6.1% in the three months ended September 30, 2014 compared to the same quarter in the prior year. On a constant currency basis, revenue grew 6.6% in the third quarter of 2014 compared to the third quarter of 2013. The constant currency increase in revenue in EMEA was the result of strong growth in our technology services offerings in North Europe and Africa and in our information offerings in South Europe and Middle East. Revenue in the EMEA region grew 8.5% in the first nine months ended September 30, 2014 compared to the same period in the prior year. On a constant currency basis, revenue grew 6.5% in the first nine months of 2014 compared to the first nine months of 2013. The constant currency increase in revenue in EMEA was the result of strong growth in our technology services offerings in North Europe and Africa and Central Europe and in our information offerings in South Europe and Middle East. Eastern Europe had strong growth in both offerings.

Operating income in the EMEA region declined 4.2% in the three months ended September 30, 2014 compared to the same quarter in the prior year. On a constant currency basis, operating income declined 0.7% in the third quarter of 2014 compared to the third quarter of 2013. The decrease in constant currency operating income in 2014 was a result of increases in operating expenses of $16 million to support the revenue growth, partially offset by revenue growth in the region. Operating income in the EMEA region grew 3.3% in the first nine months ended September 30, 2014 compared to the same period in the prior year. On a constant currency basis, operating income grew 1.7% in the first nine months of 2014 compared to the first nine months of 2013. The increase in constant currency operating income in 2014 was a result of revenue growth in the region, partially offset by non-executive Phantom SARS compensation expense of approximately $10 million and increases in other operating expenses of $32 million to support the revenue growth.

Asia Pacific Region

Revenue in the Asia Pacific region grew 0.5% in the three months ended September 30, 2014 compared to the same quarter in the prior year. On a constant currency basis, revenue grew 3.0% in the third quarter of 2014 compared to the third quarter of 2013. The constant currency increase in revenue was driven by overall growth in China and to a lesser degree, other Asia Pacific areas. Revenue in the Asia Pacific region declined 0.2% in the first nine months ended September 30, 2014 compared to the same period in the prior year. On a constant currency basis, revenue grew 4.0% in the first nine months of 2014 compared to the first nine months of 2013. The constant currency increase in revenue was driven by growth in information offerings in China and both information and technology services offerings in Japan.

Operating income in the Asia Pacific region declined 9.2% in the three months ended September 30, 2014 compared to the same quarter in the prior year. On a constant currency basis, operating income declined 4.4% in the third quarter of 2014 compared to the third quarter of 2013. The decrease in constant currency operating income in 2014 was a result of increases in operating expenses of $5 million due to continued investments in the region to drive growth, partially offset by the revenue increase. Operating income in the Asia Pacific region declined 11.3% in the first nine months ended September 30, 2014 compared to the same period in the prior year. On a constant currency basis, operating income declined 4.5% in the first nine months of 2014 compared to the first nine months of 2013. The decrease in constant currency operating income in 2014 was a result of increases in operating expenses of $18 million due to continued investments in the region to drive growth, partially offset by the revenue increase.

How Exchange Rates Affect our Results

We operate globally, deriving a significant portion of our operating income from non-U.S. operations. As a result, fluctuations in the value of foreign currencies in which we transact business relative to the U.S. dollar may increase the volatility of U.S. dollar operating results. We enter into foreign currency forward contracts to partially offset the effect of currency fluctuations and the impact of these forward contracts is reflected in Other income (loss), net on the Condensed Consolidated Statements of Comprehensive (Loss) Income. Foreign currency translation decreased our U.S. dollar revenue growth by approximately 1.7 percentage points in the third quarter of 2014 and 0.8 percentage points in the first nine months of 2014, while the impact on operating income growth decreased our operating income by 8.4 and increased our operating loss 4.7 percentage points in the third quarter and first nine months of 2014, respectively.

Non-U.S. monetary assets are maintained in currencies other than the U.S. dollar, principally the Euro and the Japanese Yen, and as such, the reported values of these assets may be significantly affected by fluctuations in foreign exchange rates. At September 30, 2014, the Euro and Japanese Yen exchange rates were devalued against the U.S. Dollar compared to December 31, 2013. Where monetary assets are held in the functional currency of the local entity, changes in the value of these currencies relative to the U.S. dollar are reflected in accumulated other comprehensive income in the Condensed Consolidated Statements of Financial Position. The effect of exchange rate changes, which included the charges taken for our Venezuelan operations in both years, decreased the U.S. dollar amount of cash and cash equivalents by $62 million and $31 million during the first nine months of 2014 and 2013, respectively.

Liquidity and Capital Resources

We fund our liquidity needs for capital investment, working capital, and other financial commitments through cash flow from operations and our credit facility. At September 30, 2014, cash and cash equivalents were $354 million and our total indebtedness was $3,899 million. Additionally, we had $228 million available for borrowing under our senior secured credit facility. In addition to operating cash flows, other factors that affect our overall management of liquidity include capital expenditures, software development costs, acquisitions, debt service requirements, adequacy of our revolving credit facility and access to the capital markets.

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

We believe we will have available resources to meet both our short-term and long-term liquidity requirements, including our debt service. We expect the cash flow from our operations, combined with existing cash and amounts available under the secured revolving credit facility, will provide sufficient liquidity to fund our current obligations, projected working capital requirements, restructuring obligations and capital spending over the next year. While our board of directors will review our dividend policy from time to time, we currently do not intend to pay dividends in the foreseeable future. In addition we may, from time to time, purchase, repay, redeem or retire any of our outstanding debt or equity securities in privately negotiated or open market transactions, by tender offer or otherwise. Over the next twelve months, we currently expect that we will use our cash and cash equivalents primarily to fund:

•	principal and interest payments of approximately $216 million;
•

development of software to be used in our new products and capital expenditures of $140 million to $150 million to expand and upgrade our information technology capabilities and to build or acquire facilities to house our business;

•	payments of approximately $26 million related to our employee severance plans;
•	pension and other postretirement benefit plan contributions of approximately $20 million; and
•	acquisitions and potential payments for contingent consideration.

Cash Flows

Cash and cash equivalents decreased $371 million to $354 million at September 30, 2014 compared to $725 million at December 31, 2013. The decrease reflects cash used in operating activities of $37 million, investing activities of $207 million and financing activities of $65 million, and a decrease of $62 million due to the effect of exchange rate changes.

Net cash used in operating activities amounted to $37 million for the nine months ended September 30, 2014 compared to cash provided of $336 million for the nine months ended September 30, 2013. Cash flows from operating activities for the first nine months of 2014 reflects $72 million paid to terminate the management services agreement with affiliates of our Sponsors, $151 million in make-whole premiums related to the repayment of our 12.5% Senior Notes and Senior PIK Notes and $30 million paid to the holders of the outstanding Phantom SARs. Additionally, income tax paid, net of refunds, was $68 million higher in 2014, primarily due to a $47 million refund in 2013 related to the conclusion of a U.S. tax audit and due to increased taxable profits in 2014 in non-U.S. jurisdictions. Interest paid was $6 million lower in 2014, primarily due to the redemption of the 12.5% Senior Notes and the Senior PIK Notes in conjunction with our IPO in April 2014.

Net cash used in investing activities amounted to $207 million for the nine months ended September 30, 2014, an increase in cash used of $33 million compared to the nine months ended September 30, 2013. The increase relates to higher capital expenditures, including the purchase of an office building in India, higher additions to computer software and a premium paid for the interest rate caps purchased in April 2014, partially offset by lower purchases of short-term investments and lower payments for acquisitions in the first nine months of 2014 compared to the first nine months of 2013.

Net cash used in financing activities amounted to $65 million for the nine months ended September 30, 2014, an increase in cash used of $17 million compared to the nine months ended September 30, 2013. Cash flows from financing activities for the first nine months of 2014 included the repayment of our 12.5% Senior Notes and Senior PIK Notes and the payment of contingent consideration relating to a 2013 acquisition, partially offset by the net proceeds received from the IPO, proceeds from the issuance of Term Loan A and borrowings, net of repayments under our revolving credit facility. Cash flows from financing activities for the first nine months of 2013 included the dividend paid to shareholders, partially offset by proceeds from our August 2013 debt offering.

Debt

At September 30, 2014, our principal amount of debt totaled $3,923 million. Management does not believe that this level of debt poses a material risk to us due to the following factors:

•	in each of the last two calendar years, we have generated strong net cash provided by operating activities of approximately $400 million;
•	at September 30, 2014, we had $354 million in worldwide cash and cash equivalents; and
•	at September 30, 2014, we had a $500 million revolving credit facility, of which $228 million was unused.

The following table summarizes our debt at the dates indicated:

(in millions)	September 30, 2014	December 31, 2013
Senior Secured Credit Facilities:
Senior Secured Term A Loan due 2019—USD LIBOR at average floating rates of 2.48%	$311	$—
Senior Secured Term A Loan due 2019—EUR LIBOR at average floating rates of 2.31%	166	—
Senior Secured Term B Loan due 2021—USD LIBOR at average floating rates of 3.50%	1,739	1,747
Senior Secured Term B Loan due 2021—EUR LIBOR at average floating rates of 3.75%	935	1,030
Revolving Credit Facility due 2019—USD LIBOR at average floating rates of 2.40%	272	—
12.5% Senior Notes due 2018	—	1,000
7.375%/8.125% Senior PIK Toggle Notes due 2018	—	750
6.00% Senior Notes due 2020	500	500
Principal Amount of Debt	3,923	5,027
Less: Unamortized Discounts	(24)	(67)
Total Debt	$3,899	$4,960

Senior Secured Credit Facilities

In March 2014, IMS Health Incorporated (“IMS Health”), our indirect wholly-owned subsidiary, and certain of its subsidiaries, as co-borrowers, entered into an amendment (the “2014 Amendment”) to amend and restate the Second Amended and Restated Credit and Guaranty Agreement, which until such date governed IMS Health’s Senior Secured Credit Facilities (the amended and restated credit agreement resulting from the 2014 Amendment, the “2014 Credit Agreement”). The 2014 Amendment added commitments in respect of new Term A loans (the “New Term Loans”) in the aggregate dollar equivalent amount of $500 million, increased outstanding commitments under the revolving credit facility to $500 million, modified certain interest rates and covenants and made additional modifications to IMS Health’s Senior Secured Credit Facilities. The commitments in respect of the New Term Loans mature in March 2019. The New Term Loans were funded in April 2014 concurrent with the IPO. In addition to the New Term Loans, we have Term B loan commitments and in March 2014, IMS Health reduced the borrowing margins and the EUR LIBOR floor by 25 basis points each, respectively, extended the maturity date to March 2021 for these existing Term B loans and increased the capacity to $500 million and extended the maturity date to March 2019 for the existing Revolving Credit Facility. As a result of the 2014 Amendment, we recorded $11 million of debt extinguishment losses and $2 million of third party fees in Other income (loss), net during the nine months ended September 30, 2014.

In February 2013, IMS Health and certain of its subsidiaries entered into an amendment of the then existing senior secured term loans due 2017 (“Term Loan Amendment”) to reduce our borrowing costs. IMS Health reduced the borrowing margins and LIBOR floors by 50 basis points and 25 basis points, respectively, for both the USD and EUR tranches of debt. As a result of the Term Loan Amendment, we recorded $9 million of debt extinguishment losses and $3 million of third party fees in Other income (loss), net during the nine months ended September 30, 2013.

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

At September 30, 2014, IMS Health, IMS AG and IMS Japan K.K., as co-borrowers, had an aggregate $500 million revolving credit facility, of which $228 million was unused. The Senior Secured Credit Facilities are secured by a security interest in substantially all of Healthcare Technology Intermediate Holdings, Inc.’s, IMS Health’s and the U.S. subsidiary guarantors’ tangible and intangible assets, including the stock of IMS Health and certain of IMS Health’s U.S. restricted subsidiaries and a portion of the stock of IMS Health’s non-U.S. restricted subsidiaries directly owned by Healthcare Technology Intermediate Holdings, Inc., IMS Health or a U.S. subsidiary guarantor.  In addition, the obligations of IMS AG are guaranteed by certain of its Swiss restricted subsidiaries and are secured by certain assets of IMS AG and the Swiss guarantors, including the stock of the Swiss guarantors, and the obligations of IMS Japan K.K. are secured by certain of its assets.  There have been no borrowings by IMS AG or IMS Japan K.K. to date.

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

Costs incurred to issue debt are generally deferred and amortized as a component of interest expense over the estimated term of the related debt using the effective interest rate method. As of September 30, 2014, the unamortized balance of original issue discount reflected as a reduction to long term debt and fees and expenses related to the issuance of the debt included in Other assets was $24 million and $59 million, respectively. We recorded interest expense of $3 million and $9 million for the three months ended September 30, 2014 and 2013, respectively, and $15 million and $27 million for the nine months ended September 30, 2014 and 2013, respectively, related to the amortization of these balances.

The financing arrangements provide for certain covenants and events of default customary for similar instruments, including in the case of the Senior Secured Credit Facilities beginning with the fiscal quarter ending June 30, 2014, a covenant not to exceed a specified ratio of consolidated senior secured net indebtedness to Consolidated EBITDA, as defined in the 2014 Credit Agreement and a covenant to maintain a specified minimum interest coverage ratio. If an event of default occurs under any of our or our subsidiaries’ financing arrangements, the creditors under such financing arrangements will be entitled to take various actions, including the acceleration of amounts due under such arrangements, and in the case of the lenders under the revolving credit facility and New Term Loans, other actions permitted to be taken by a secured creditor. At September 30, 2014, we were in compliance with the financial covenants under our financing arrangements.

Severance, Impairment and Other Charges

As a result of ongoing cost reduction efforts, we recorded severance charges consisting of global workforce reductions to streamline our organization. The following table sets forth the activity in our severance-related reserves for the nine months ended September 30, 2014:

(in millions)	2014 Plan(1)	2013 Plan(2)	2012 Plan(3)
Balance at December 31, 2013	$—	$12	$6
Charges	19	—	—
Cash payments	(7)	(4)	(3)
Balance at September 30, 2014	$12	$8	$3
(1)

In May 2014, we implemented a restructuring plan (the “2014 Plan”) and recorded a pre-tax severance charge of $15 million. In September 2014, we recorded an additional pre-tax severance charge of $4 million under the 2014 Plan.  We anticipate that there may be further charges recorded under the 2014 plan during the balance of fiscal 2014. We expect that cash outlays related to the 2014 Plan will be substantially complete by the end of 2015.

(2)

In December 2013, we implemented a restructuring plan (the “2013 Plan”) and recorded a pre-tax severance charge of $12 million. We expect that cash outlays related to the 2013 Plan will be substantially complete by the end of 2015.

(3)

In December 2012, we implemented a restructuring plan (the “2012 Plan”) and recorded a pre-tax severance charge of $23 million. In the third quarter of 2013, $6 million of severance accruals were reversed due to the favorable settlement of required termination benefits and strategic business changes. We expect that cash outlays related to the 2012 Plan will be substantially complete by the end of 2014.

Other charges

During the nine months ended September 30, 2014, we recorded impairment charges of $10 million, $7 million of which related to impaired leases for properties in the U.S. and $3 million for the write-down of certain assets and contract-related charges for which we will not realize any future economic benefits.

During the three and nine months ended September 30, 2013, we recorded impairment charges of $6 million and $7 million, respectively, related to impaired leases for properties vacated in the U.S. and contract-related charges for which we will not realize any future economic benefits.

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

Contractual Obligations

Following the redemption of our 12.5% Senior Notes and Senior PIK Notes in April 2014 and the March 2014 amendment to our Senior Secured Credit facilities, our future scheduled debt principal payments and estimated interest payments, including payments on our interest rate swaps, based on rates as of September 30, 2014 are $49 million for the remainder of 2014, $193 million for 2015, $191 million for 2016, $195 million for 2017, $205 million for 2018 and $3,749 million thereafter.

Recently Issued Accounting Standards

Information relating to recently issued accounting standards is included in Note 1 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Other than the items noted below in the foreign exchange and interest rate risk sections, there have been no material changes to our quantitative and qualitative disclosures about market risk during the nine months ended September 30, 2014 as compared to the quantitative and qualitative disclosures about market risk described in our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission (the “SEC”) on April 4, 2014 (the “Prospectus”).

Foreign exchange risk

We transact business in more than 100 countries and are subject to risks associated with changing foreign currency exchange rates. Exchange rate fluctuations affect the U.S. dollar value of foreign currency revenue and expenses and may have a significant effect on our results. A hypothetical 1% change in exchange rates relative to the U.S. dollar at September 30, 2014 would result in an approximate $6 to $7 million revenue impact related to the Euro, $2.5 million revenue impact related to the Japanese Yen and $6 million revenue impact related to all our non-U.S. dollar other currencies. The actual impact of exchange rate movements in the future could differ materially from this hypothetical analysis, based on the mix of our revenue and the timing and magnitude of individual exchange rate movements.

Commencing in the second quarter of 2014, we utilize foreign currency forward contracts to minimize the impact of foreign exchange movements on non–functional currency assets and liabilities. The forward contracts are not designated as hedges and do not subject us to material balance sheet risk because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. Additionally in the second quarter of 2014, we designated Euro currency borrowings as hedges of our foreign currency exposures of the net investment in certain foreign affiliates. As of September 30, 2014, these borrowings (net of original issue discount) were €869 million ($1,093 million). See Note 5 to the Condensed Consolidated Financial Statements for more information.

Interest rate risk

In April 2014, we purchased U.S. Dollar denominated interest rate caps and U.S Dollar and Euro denominated interest rate swaps. These caps and swaps are designated as cash flow hedges and are being used to manage our exposure to interest rate changes. See Note 5 to the Condensed Consolidated Financial Statements for more information.

Venezuela

In February 2013, the Venezuelan government announced the devaluation of its currency and the official exchange rate was adjusted from 4.30 Bolívars to each U.S. dollar to 6.30. Our Swiss operating subsidiary, IMS AG, maintains certain account balances in Bolívars (mainly cash and cash equivalents). As these balances are held in a non-functional currency of IMS AG, we are required to mark-to-market these balances at each reporting date and reflect these movements as gains or losses in income. Approximately 2% of our consolidated cash and cash equivalents balance as of September 30, 2014 was held in Venezuelan Bolívars.

Since January 2010, Venezuela has been designated as hyper-inflationary, and as such, all foreign currency fluctuations are recorded in income for certain account balances at our local Venezuelan operating subsidiary. We recorded a pre-tax charge of approximately $14 million to Other income (loss), net in the first quarter of 2013 related to the remeasurement of the IMS AG Venezuelan Bolívar account balances and the remeasurement of certain local Venezuelan account balances.

In 2014, the Venezuelan government significantly expanded the use of the Supplementary Foreign Currency Administration System (“SICAD”) I exchange market and created a third exchange market called SICAD II. These markets have exchange rates significantly less favorable than the official exchange rate. As a result, we assessed our legal eligibility to access the available foreign exchange mechanisms, the transactions that would be eligible, and our past and expected future ability to transact through those mechanisms. Based on our analysis, we believe SICAD II represents the rate which best reflects the economics of our Venezuelan business activity, and as such, we concluded that we should utilize the SICAD II exchange rate to remeasure our Venezuelan Bolívar account balances as of June 30, 2014. The SICAD II rate at June 30, 2014 was approximately 50 Bolívars to one U.S. Dollar. As a result of the change to the SICAD II rate, we recorded a pre-tax charge of $49 million to foreign exchange loss within Other income (loss), net in the second quarter of 2014. We will continue to monitor any future impact of these mechanisms on the exchange rate we use to remeasure our Venezuelan subsidiary’s financial statements. The Company continued to remeasure its Venezuela account balances at the SICAD II rate of approximately 50 Bolívars to one U.S. Dollar as of September 30, 2014. The net assets held and revenue generated by our Venezuelan subsidiaries were not material to our consolidated results as of September 30, 2014.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14c and 15d-14c under the Exchange Act) as of September 30, 2014 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

101*

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Statements of Financial Position, (ii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Shareholders’ Equity, and (v) Notes to Condensed Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on October 30, 2014.

IMS HEALTH HOLDINGS, INC.

/s/ Ronald E. Bruehlman
Ronald E. Bruehlman Senior Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)