Form 10-K
period 2014-12-31
IMS Health Holdings, Inc.
filed 2015-02-13
CIK 1595262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

(203) 448-4600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014 was $1.920 billion.

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	335,116,754 shares outstanding as of February 6, 2015

DOCUMENTS INCORPORATED BY REFERENCE

Part III—Portions of the registrant’s Proxy Statement relating to the 2015 Annual Meeting of Shareholders.

IMS HEALTH HOLDINGS, INC.

2014 Annual Report on Form 10-K

Cautionary Note Regarding Forward-Looking Statements

This annual report on Form 10-K, as well as other written reports and oral statements that we make from time to time, includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The words “ongoing,” “believes,” “expects,” “may,” “will” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees that the future results, plans, intentions or expectations expressed or implied will be achieved. Matters subject to forward-looking statements involve known and unknown risks and uncertainties, including regulatory, competitive and other factors, which may cause actual financial or operating results or the timing of events to be materially different than those expressed or implied by forward-looking statements. Important factors that could cause or contribute to such differences include, but are not limited to: imposition of restrictions on our use of data by data suppliers or their refusal to license data to us; failure to meet our productivity objectives; failure to successfully invest in growth opportunities; imposition of restrictions on our current and future activities under data protection and privacy laws; breaches or misuse of our or our outsourcing partners’ security or communications systems; hardware and software failures, delays in the operation of our computer and communications systems or the failure to implement system enhancements; consolidation in the industries in which our clients operate; our ability to protect our intellectual property rights and our susceptibility to claims by others that we are infringing on their intellectual property rights; the risks associated with operating on a global basis, including fluctuations in the value of foreign currencies relative to the U.S. dollar, and the ability to successfully hedge such risks; general economic conditions in the markets in which we operate, including financial market conditions; the successful completion of the proposed transaction with Cegedim and our ability to successfully integrate Cegedim’s information solutions and Customer Relationship Management businesses, and the other factors set forth in the “Risk Factors” section of this annual report and in other public filings with the SEC. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward-looking statements or to publicly announce the results of any revisions to any of those statements to reflect future events or developments.

Industry and Market Data

This annual report on Form 10-K includes market data and forecasts with respect to the healthcare industry. In some cases, we rely on and refer to market data and certain industry forecasts that were obtained from third party surveys, market research, consultant surveys, publicly available information and industry publications and surveys that we believe to be reliable. Other industry and market data included in this annual report are from IMS analyses and have been identified accordingly, including, for example, IMS Market Prognosis, which is a subscription-based service that provides five-year pharmaceutical market forecasts at the national, regional and global levels. We are a leading global information provider for the healthcare industry and we maintain databases, produce market analyses and deliver information to clients in the ordinary course of our business. Our information is widely referenced in the industry and used by governments, payers, academia, the life sciences industry, the financial community and others. Most of this information is available on a subscription basis. Other reports and information are available publicly through our IMS Institute for Healthcare Informatics (the “IMS Institute”). In some cases, the information has been developed by us for purposes of this offering based on our existing data and is believed by us to have been prepared in a reasonable manner. All such information is based upon our own market research, internal databases and published reports and has not been verified by any independent sources.

We established the IMS Institute in 2011 to leverage collaborative relationships in the public and private sectors to strengthen the role of information in advancing healthcare globally. Its objective and mission is to provide policy setters and decision makers in the global health sector with unique insights into healthcare dynamics derived from granular analysis of information. The IMS Institute publishes reports to accelerate understanding and innovation critical to sound decision-making and improved patient care. These reports are available publicly, free of charge. With access to our extensive global data sets and analytics, the IMS Institute works in tandem with a broad set of healthcare stakeholders, including government agencies, academic institutions, the life sciences industry and payers, to drive research to address today’s healthcare challenges.

Trademarks and Service Marks

We own or have rights to trademarks and service marks that we use in connection with the operation of our business, including IMS Health, IMS, the IMS logo, IMS One, MIDAS, Xponent, DDD, AppScript, AppNucleus, MD360 Provider Performance Management and Evidence360. All other trademarks or service marks appearing in this annual report that are not identified as marks owned by us are the property of their respective owners.

Solely for convenience, the trademarks, service marks and trade names referred to in this annual report are listed without the ®, (sm) and (TM) symbols, but we will assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks and trade names.

PART I

In this Annual Report on Form 10-K, the terms “Company,” “IMS,” “we,” “our” or “us” refer to IMS Health Holdings, Inc. and its consolidated subsidiaries unless otherwise stated or indicated by context.

Item 1. Business

Our Company

We are a leading global information and technology services company providing clients in the healthcare industry with comprehensive solutions to measure and improve their performance. We have one of the largest and most comprehensive collections of healthcare information in the world, spanning sales, prescription and promotional data, medical claims, electronic medical records and social media. Our scaled and growing data set contains over 10 petabytes of unique data and over 500 million comprehensive, longitudinal, anonymous patient records (i.e., records that are linked over time for each anonymous individual across healthcare settings). Based on this data, we deliver information and insights on approximately 90% of the world’s pharmaceuticals, as measured by sales revenue. We standardize, organize, structure and integrate this data by applying our sophisticated analytics and leveraging our global technology infrastructure to help our clients run their organizations more efficiently and make better decisions to improve their operational and financial performance. We have a presence in over 100 countries, including high growth emerging markets, and we generated 63% of our $2.64 billion of 2014 revenue from outside the United States. Financial information about our revenues and assets by geographic regions is included in Note 16, Operations by Business Segment, to our Consolidated Financial Statements.

We serve key healthcare organizations and decision makers around the world, spanning the breadth of life science companies, including pharmaceutical, biotechnology, consumer health and medical device manufacturers, as well as distributors, providers, payers, government agencies, policymakers, researchers and the financial community. The breadth of the intelligent, actionable information we provide is not comprehensively available from any other source and our scope of offerings would be difficult and costly for another party to replicate. As a result, our information and technology services offerings, which we have developed with significant investment over our 60-year history, are deeply integrated into our clients’ workflow. We maintain long-standing relationships and high renewal rates with our clients due to the value of the services and solutions we provide. The average length of our relationships with our top 25 clients, as measured by revenue, is over 25 years and our retention rate for our top 1,000 clients from 2013 to 2014 was 99%. We have significant visibility into our financial performance, as historically almost 70% of our revenue has recurred annually, principally because our information and technology services offerings are critical to our clients’ daily decision-making and are sold primarily through subscription and service contracts.

In February 2010, we completed a going private transaction, accomplished through a merger (the “Merger”) with Healthcare Technology Acquisition, Inc., an indirect wholly-owned subsidiary of IMS Health Holdings, Inc., which is controlled by investment entities affiliated with TPG Global, LLC (together with its affiliates, “TPG”), CPP Investment Board Private Holdings Inc. (“CPPIB-PHI”), and Leonard Green & Partners, L.P (“LGP” and collectively with TPG and CPPIB, the “Sponsors”). In April 2014, we completed our Initial Public Offering (“IPO”) of our common stock, which began trading on the New York Stock Exchange under the symbol “IMS”. As of December 31, 2014, the Sponsors collectively remained our majority shareholders.

We leverage our proprietary information assets to develop technology and services capabilities with a talented healthcare-focused workforce that enables us to grow our relationships with healthcare stakeholders. This set of capabilities includes:

•

A leading healthcare-specific global IT infrastructure, which we use to process data from over 55 billion healthcare transactions annually and to collect data from over 800,000 fragmented feeds globally which we organize in a consistent and highly structured fashion using proprietary methodologies;

•

A staff of approximately 10,200 professionals across the globe, including 1,200 experts in areas such as biostatistics, data science, bioinformatics, healthcare economics, outcomes research, epidemiology, pharmacology and key therapeutic areas;

•

Our intelligent cloud, IMS One, which opens our sophisticated global IT infrastructure to our clients and provides the ability to perform business analytics in the cloud with large amounts of complex data. Our cloud is unique in the healthcare industry because it pre-integrates applications with IMS data, eliminating the cost traditionally associated with integrating information, and provides interoperability across both IMS and third party applications, reducing the complexity traditionally associated with siloed data; and

•

A growing set of proprietary applications, which includes: commercial applications supporting sales operations, sales management, multi-channel marketing and performance management; real-world evidence solutions helping manufacturers and payers evaluate the value of treatments in terms of cost, quality and outcomes; payer-provider solutions helping these constituents to optimize contracting and performance management; and clinical solutions helping manufacturers and Clinical Research Organizations (“CROs”) better design, plan, execute and track clinical trials.

At a time when the healthcare industry is experiencing transformational change driven by global expansion and the growth of new categories of medicines, intense cost pressures, a changing regulatory environment, and new payment and delivery models, we enable our clients to gain and apply insights designed to substantially improve operating performance. Our solutions, which are designed to provide our clients access to our deep healthcare specific subject matter expertise, take various forms, including information, tailored analytics, subscription software and expert services.

We believe our mission-critical relationships with our life science clients are reflected in the role we play within four important areas of decision-making related to their product portfolios: Research and Development, Pre-Launch, Launch and In-Market. Over the last three years, we have introduced software and services applications that have further deepened our level of client integration by enabling our clients to enhance and automate many of these key decision-making processes.

●	Market opportunity assessment	●	Drug pricing optimization	●	Market access	●	Commercial operations
●	Clinical trial feasibility/planning	●	Launch readiness	●	Health technology assessment	●	Sales force effectiveness
●	Site selection	●	Commercial planning	●	Commercial readiness	●	Sales force alignment
●	Patient recruitment	●	Brand positioning	●	Forecasting	●	Multi-channel marketing
●	Trial monitoring	●	Message testing	●	Resource allocation	●	Client relationship management
●	Performance management	●	Influence networks	●	Call planning	●	Lifecycle management
		●	Territory design	●	Stakeholder engagement

We believe that a powerful component of our value proposition is the breadth and depth of intelligence we provide to help our clients address fundamental operational questions.

User	Illustrative Questions
Sales	Which providers generate highest return on rep visit?	Does my sales rep drive appropriate prescribing?	How much should I pay my sales rep next month?

Marketing	What share of patients is appropriately treated?	Which underserved patient populations will benefit most from my new drug?	Is my brand gaining market share quickly enough to hit revenue forecasts?

Research & Development	Are there enough patients for my clinical trial?	Which study centers have the target patients?	How long will trial enrollment take to hit target patient volumes?

Real World Evidence (“RWE”)/Pharmacovigilance	What is the likely impact of new therapies on costs and outcomes?	Are new therapies performing better against existing standards of care in real world settings?	Does real world data indicate adverse events not detected in clinical trials?

We generate revenue through local sales teams that manage client relationships in each region and go to market locally with our full suite of information and technology services offerings. Total global revenue from our information offerings, including national and sub-national information services represented approximately 57% of our 2014 revenue. Total global revenue from our technology services offerings, which include hosted and cloud-based applications, implementation services, subscription software, analytic services and consulting, represented approximately 43% of our 2014 revenue. We believe the data from our information offerings, when combined with our technology services offerings, can provide valuable insights to our clients and can increase the speed and effectiveness of decision making while also simplifying processes and reducing complexity and costs. Increasing demand from our clients for broader and more integrated offerings has been an important driver of our growth in technology services revenue, which grew at a constant currency compound annual growth rate (“CAGR”) of approximately13% between 2010 and 2014.

Ari Bousbib was appointed as our Chief Executive Officer on August 16, 2010 following the purchase of our Company by our Sponsors in February 2010, which we refer to as the Merger. Over the past four years, Mr. Bousbib and the management team have made substantial investments in human capital, technology and services infrastructure to expand the breadth of our platform and the number of constituents we serve within the healthcare value chain. Examples of our strategic investments and operational changes include:

•	improving our operating efficiency by streamlining our organization, deploying lean methodologies throughout our global operations, and standardizing and automating processes;
•	in-sourcing development activities and capabilities, with approximately 75% of our development resources in-house as of 2014 year end, compared to approximately 30% in 2010;
•	increasing our offshore delivery resources to over 2,500 people as of 2014 year end, compared to 250 in 2010, which has driven substantial productivity improvement;
•	shifting our employee mix, with over 50% now client-facing as of 2014 year end, compared to approximately 33% in 2010; and
•

expanding our offerings and capabilities by investing over $1.1 billion in 28 complementary acquisitions, internal development projects and capital expenditures since the beginning of 2011 through 2014 year end.

These strategic investments and operational changes have transformed our organization into a more client-centric, service oriented, high-performance culture. Since the Merger through the end of 2014, we added approximately 9,900 employees to the organization and oversaw the departure of approximately 6,800 employees from the organization, reflecting the various strategic and operational changes described above. We estimate that about 60% of our approximately 10,200 employees have joined us since the Merger through the end of 2014.

We believe our investments in people, technology and services have enabled us to significantly expand our addressable market and capture an additional portion of our clients’ spend by providing more powerful technology solutions and new insight-driven services. The following financial performance metrics have improved significantly between 2010 and 2014:

•	revenue increased to $2.64 billion, generating a CAGR of 5.1% on an as reported basis and 6.0% on a constant currency basis;
•	Adjusted EBITDA increased to $878 million, generating a CAGR of 9.1% on an as reported basis and 10.2% on a constant currency basis; and
•	Adjusted EBITDA as a percentage of revenue increased to 33.2% from 28.7% on a reported basis.

We recorded net loss of $189 million for the year ended December 31, 2014, net income of $82 million for the year ended December 31, 2013, a net loss of $42 million for the year ended December 31, 2012, net income of $111 million for the year ended December 31, 2011 and a net loss of $202 million for the combined 2010 year-end period. Amounts expressed in constant currency terms exclude the effect of changes in foreign currency exchange rates on the translation of foreign currency results into U.S. dollars. For additional information regarding these financial measures, including a reconciliation of our non-GAAP measures to the most directly comparable measure presented in accordance with United States GAAP, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” included elsewhere in this report. For additional information regarding foreign currency translation, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results Excluding the Effect of Foreign Currency Translation and Certain Charges” included elsewhere in this report. The Merger resulted in a new accounting basis. Our results of operations for the year ended 2010 presented elsewhere in this report are presented for the predecessor and successor periods, which relate to the periods preceding (January 1, 2010 through February 26, 2010) and succeeding (January 1, 2010 through December 31, 2010) the Merger, respectively. The successor period reflects the new accounting basis established for us as of the Merger date. In the discussion above, we present our net loss for the combined 2010 full year period for comparative purposes, using the mathematical sum of the net loss reported for the successor and predecessor periods. This is a mathematical combination and does not comply with U.S. GAAP, but is presented in this manner as we believe it enables a meaningful comparison. This financial information may not reflect the actual financial results we would have achieved absent the Merger and may not be predictive of future financial results. For a presentation of our results of operations for the year ended 2010 on a U.S. GAAP basis, showing the separate predecessor and successor periods, see “Selected Financial Data.”

Our Market Opportunity

We compete in the global information, technology and services market for the life sciences and the broader healthcare industry. Historically, we concentrated our efforts in the market for information and consulting services primarily supporting the commercial functions of life sciences organizations, which we estimate to be a $5 billion market. In response to the needs of a broader set of life sciences clients for more specialized information, such as longitudinal anonymous patient data and clinical trial analytics, we have expanded our offerings to serve the market for information and services, which we estimate to be a $22 billion market. In addition, in response to our life sciences clients’ need to streamline operations, we offer an expanded range of technology services that include data warehousing, IT outsourcing, software applications and other services in the broader market for IT services, which, together, represent an additional $28 billion market among our life sciences clients. As a result, we now operate across a life sciences marketplace for information and technology services that we estimate to be $50 billion. We also have newer offerings in the $25 billion market for information and technology services for payers and providers and view this rapidly expanding market as an opportunity for further growth.

In deriving estimates of the size of the various markets described above, we review third-party sources, which include estimates and forecasts of spending in various market segments, in combination with internal IMS research and analysis informed by our experience serving these market segments, as well as projected growth rates for each of these segments.

We believe there are five key trends affecting our end markets that will create increasing demand for our information and technology services solutions:

Growth and innovation in the life sciences industry. The life sciences industry is a large and critical part of the global healthcare system, and, according to the latest information available from the IMS Market Prognosis service, is estimated to have generated approximately $1 trillion in revenue in 2014. According to our research, revenue growth in the life sciences industry globally is expected to range from 5% to 7.4% between 2014 and 2018, up from growth of 2.8% in 2012. The IMS Institute estimates that an average of 39 new molecular entities (“NMEs”) are expected to be approved each year from 2014 to 2018, up from 25 NMEs in 2010 and a return to mid-2000s levels. The increase of industry growth is also the result of dramatically lower expected patent expirations on prescription medications versus the recent past. Sales losses from drug patent expirations peaked at approximately $44 billion in 2012, significantly reducing commercialization initiatives among life sciences companies. By comparison, we expect sales losses from patent expirations to decline to under $16 billion by 2017, just over one-third of the 2012 peak.

Growth in access to healthcare in emerging markets. We believe there will be significant growth in healthcare spending in emerging markets, driven predominantly by a rapidly growing middle class in countries such as China and India. According to the IMS Institute, it is estimated that spending on pharmaceuticals in emerging markets will expand at an 8 to 11% CAGR through 2018. The rapid growth of emerging markets is making these geographies strategically important to life sciences organizations and, consistent with their approach in the developed markets, we expect these organizations to apply a high degree of sophistication to their commercial operations in these countries. For global companies, this requires highly localized knowledge and information assets, the development of market access strategies and benchmarking performance. In addition, local players are learning that they need to compete on the basis of improved information and analytics.

Financial pressures driving the need for increased efficiency. Despite expected accelerating growth in the global life sciences market, we believe our clients will face operating margin pressure due to their changing product mix, pricing and reimbursement challenges, and rising costs of compliance. Product portfolios for life sciences companies have shifted toward specialty products with lower peak market sales potential than traditional primary care medicines. Based on our research, we believe large pharmaceutical companies must collectively reduce costs by approximately $35 billion from 2012 to 2017 to maintain historic operating margins. As a result, our clients are looking for new ways to simplify processes and drive operational efficiencies including by using automation, consolidating vendors and adopting new technology options such as hosted and cloud-based applications. This provides opportunities for technology services vendors to capture and consolidate internal spending by providing lower-cost and variable-cost options that lower clients’ research and development selling, marketing and administrative costs.

Evolving need to integrate and structure expanding sources of data. Over the past decade, many health systems around the world have focused on digitizing medical records. While such records theoretically enhance access to data, relevant information is often unintegrated, unstructured, siloed in disparate software systems, or entered inconsistently. In addition, new sources of data from the internet, such as social media and information on limited patient pools, and information resulting from enhanced diagnostic technologies are creating new sources of healthcare data.

In order to derive valuable insights from existing and expanding sources of information, clients need access to statistically significant data sets organized into databases that can be queried and analyzed. For example, RWE studies demonstrate the practical and clinical efficacies, which we believe require the aggregation and integration of large clinical data sets across all care settings, types of therapies and patient cohorts. Longitudinal studies require analysis of anonymous patient diagnoses, treatments, procedures and laboratory test results to identify types of patients that will likely best respond to particular therapies. Finally, manufacturers also require the ability to analyze social media activity to identify the specific patient and advocacy groups that influence the adoption of new orphan drugs. This information is highly relevant to all healthcare stakeholders and we believe the opportunity to more broadly apply healthcare data can only be realized through structuring, organizing and integrating new and existing forms of data in conjunction with sophisticated analytics.

Need for demonstrated value in healthcare. Participants in the healthcare industry are focused on improving quality and reducing costs, both of which require assessment of quality and value of therapies and providers. As a result, physicians no longer make prescribing decisions in isolation, but rather in the context of guidance and rules from payers, integrated delivery networks and governments. We believe life sciences companies are working to bring alignment across constituents on the value of their treatments in order to successfully develop and commercialize new therapies.

There is increasing pressure on life sciences companies to support and justify the value of their therapies. Many new drugs that are being approved are more expensive than existing therapies, and will likely receive heightened scrutiny by payers to determine whether the existing treatment options would be sufficient. Additionally, many new specialty drugs are molecular-based therapies and require a more detailed understanding of clinical factors and influencers that demonstrate therapeutic value. As a result, leading life sciences companies are utilizing more sophisticated analytics for insight driven decisions.

We believe we are well positioned to take advantage of these global trends in healthcare. Beyond our proprietary information assets, we have developed key capabilities to assess opportunities to develop and commercialize therapies, support and defend the value of medicines and help our clients operate more efficiently through the application of insight-driven decision-making and cost-efficient technology solutions.

Our Strengths

Comprehensive information assets and collection network. The scale of our information assets, breadth and depth of our data supplier network, and our global reach are distinct advantages as clients value quality, consistency and continuity across geographies to accurately measure trends and their performance. With over 10 petabytes of proprietary data sourced from over 100,000 data suppliers covering over 800,000 data feeds globally, we have one of the largest and most comprehensive collections of healthcare information in the world, which includes over 500 million comprehensive, longitudinal anonymous patient records. Based on this data, we deliver information and insights on approximately 90% of the world’s pharmaceuticals, as measured by sales revenue. We have proprietary healthcare data management and projection methodologies developed over a long history, which enable us to extrapolate more precise insights from large-scale databases to provide greater granularity and segmentation for our clients. We continue to invest in new technology to source data that is valued by our clients, including social media analytics and mobile health solutions to continuously add records to our data sets, and refine our information and analytic methods. Use of our proprietary encryption technologies allows anonymous information to be linked across different care settings and across data sets, resulting in more complete healthcare information about anonymous patients and a deeper understanding of real world treatment, cost and outcomes.

Scaled healthcare specific technology infrastructure. To manage our proprietary, global information base, we have built what we believe is one of the largest and most sophisticated information technology infrastructures in healthcare. By processing data from over 55 billion healthcare transactions annually, our infrastructure connects complex healthcare data while applying a wide range of privacy, security, operational, legal and contractual protections for data in response to local law, supplier requirements and industry leading practices. We have four Centers of Excellence and five operation hubs around the world, and approximately 10,200 associates, including over 1,200 experts in areas such as biostatistics, data science, bioinformatics, healthcare economics, outcomes research, epidemiology, pharmacology and key therapeutic areas. Our distributed global operations infrastructure allows us to support client deliverables 24 hours a day, seven days a week, in more than 100 countries. We believe the scale, global footprint and connectivity our infrastructure provides is unique within the healthcare vertical and will be of increasing value to our clients in a period where cost pressures will grow.

As part of our information technology infrastructure, we employ a wide variety of proprietary technologies and processes to source, collect, cleanse, bridge, edit and organize data. We then apply a combination of sophisticated computer processing, statistical sampling and projection procedures, advanced analytics, forecasting methodologies and our skills and experience to create and deliver our offerings to clients. The following is an overview of the technologies and processes we employ:

•

Data Sourcing. We collect information from a wide variety of data suppliers, including manufacturers, wholesalers, pharmacies, physicians, hospitals, laboratories, health plans and other payors, governments, services organizations, information technology vendors, patients and others. We are able to collect information in a wide variety of formats and through various methods of delivery. We frequently license some of our proprietary technologies (e.g., encryption programs, data standardization algorithms, data editing and collection software) to data suppliers to support the accurate and privacy-enhanced collection of data by the supplier and secure delivery of that data to us.

•

Data Receipt. We work closely with data suppliers to support the timely and secure delivery of data to us. Following receipt of data from our suppliers, we employ a variety of initial quality control checks and processes (based on proprietary metrics and parameters) to ensure data has been properly delivered to us.

•

Data Editing / Validation. Following data receipt and initial quality control checks, we use proprietary data cleansing, editing, and other sophisticated tools (based on proprietary metrics, parameters and methodologies) to find and resolve data quality issues in the data supplied to us.

•

Data Bridging / Reference Files. We receive data relating to tens of millions of transactions each week. To standardize data for each transaction, which is received from a wide variety of sources who frequently use their own proprietary reference numbers and codes, and allow for alignment of the data prior to projection or aggregation, we bridge (i.e., link) information received from suppliers to our reference files. We develop and maintain these reference files for various types of information, including medicines, diagnoses, treatment modalities, distribution centers, health care offices, integrated health networks, insurance plans and data classification schemes.

•

Database Management. When data has successfully passed through the processes referenced above, it is added to applicable IMS databases. In connection with the movement of the information to these databases, we employ additional quality control checks and processes.

•

Projection Methodologies. Most of our offerings are derived from the use of statistically representative samples. More than 100 statisticians support the development of proprietary sample designs and projection methodologies to estimate activities to achieve a high degree of accuracy.

•

Estimation Methodologies. For our larger datasets, we employ data imputation methods that allow us to estimate for any missing or questionable data until the underlying issue is resolved. By using these estimation methodologies, analysis has shown our offerings are more accurate and not prone to trending aberrations caused by issues in the data flow process.

•

Client Reports. After the completion of the processes described above, we are ready to create reports and other information deliverables for clients based on their specifications. We employ various methods of report delivery, including secure portals, software-as-a-service, direct delivery of data into client data warehouses or direct delivery to mobile devices.

Highly differentiated technology services fully integrated with IMS information. Our ability to integrate technology services with our data creates mission-critical, actionable intelligence that improves our overall value proposition to our clients. Our expanding set of sophisticated human capital resources and technology services offerings combined with our deep understanding of our scaled information assets provides what we believe to be a competitive advantage in an environment where clients require better performance. For example, in 2012, we introduced our healthcare-specific intelligent cloud, IMS One, which helps our clients fully recognize the benefits of our infrastructure. Our cloud is unique in the healthcare industry because it pre-integrates applications with IMS data and provides interoperability across IMS and third party applications. We believe that these benefits both reduce complexity associated with data integration and save our clients time and costs in synchronizing data across applications. We envision that over time IMS One will become an industry standard around which applications are hosted and information shared on an interoperable basis.

Long standing client relationships that are expanding. The breadth of the intelligent, actionable information we provide is not comprehensively available from any other source and would be difficult and costly for another party to replicate. We believe our information and technology services are deeply integrated into our clients’ workflow. We maintain long-standing relationships and high renewal rates with clients due to the value of the services and solutions we provide, as well as support the need for globally consistent information to enable comprehensive trend analysis at the local, regional, national and multi-country levels. For example, we believe the majority of pharmaceutical companies across more than 50 countries rely on our information to monitor the performance of their sales representatives and use it as a key factor in making ongoing compensation decisions. The average length of our relationships with our top 25 clients, as measured by revenue, is over 25 years and our retention rate for our top 1,000 clients from 2013 to 2014 was 99%. Serving over 5,000 clients creates significant opportunity to expand the breadth of services we provide to our clients.

Unique and scalable operating model. We believe we have an attractive operating model due to the scalability of our solutions, the recurring nature of our revenue and the low capital intensity/high free cash flow conversion of our business. Our global infrastructure and healthcare focus allows us to provide large-scale healthcare data, technology and service solutions to clients rapidly and cost-effectively. In 2014, our revenue generated by information offerings represented approximately 57% of our total revenue, approximately 90% of which came from subscription or licensed-based contracts in each of the last three fiscal years and, as a result, has historically been recurring and predictable. Given the fixed-cost nature of our data, we are able to scale our solutions quickly and at low marginal cost. Revenue from our technology services offerings represented approximately 43% of our total revenue, consisting of a mix of projects, large-scale engagements, multi-year outsourcing contracts and multi-year software licenses with approximately 35% being recurring in nature. Additionally, we have executed a multi-year plan to streamline our organization and enhance our technology platform to accommodate more complex analytics and significant additional data volumes with limited incremental costs. We believe our recurring revenue, combined with our leading offerings will continue to contribute to our long-term growth and strong operating margins and flexibility in allocating capital.

Our Growth Strategy

We believe we are well positioned for continued growth across the markets we serve. Our strategy for achieving growth includes:

Build upon our extensive client relationships. We have a diversified base of over 5,000 clients in over 100 countries, and have expanded our client value proposition since the Merger to now address a broader market for information and technology services which we estimate to be $50 billion. Through the development of IMS One and focused internal and external development of key client applications, such as customer relationship management (“CRM”), channel management, incentive compensation, social media and clinical trials optimization, we have built a platform that allows us to be a more complete partner to our clients. We believe we are in the early stages of penetrating this expanding market within our global life sciences client base. Key elements of this strategy include:

•	further integrating our existing services to provide clients with interoperable solutions;
•	increasing the number of clients that leverage our technology services offerings, including IMS One;
•	using our global presence and efficient operating model to scale new applications and solutions rapidly and efficiently across clients, markets and geographies; and
•	expanding the number of clients that choose to drive efficiencies by consolidating their vendor needs with us.

Capitalize on our presence in emerging markets. We believe China, India, Brazil and Russia, together with many of the 50-plus other emerging markets in which we operate, will accelerate their healthcare spending over the next five years. We have an established presence in these markets, generating $460 million of revenue for 2014 (approximately 17% of our revenue) and growing at about a 12% constant currency CAGR since 2010. We serve both multinational companies and local clients. For example, China has over 5,000 domestic pharmaceutical companies, a number of which are large with global aspirations. Key elements of this strategy include:

•	partnering with existing life sciences clients as they expand their businesses into emerging markets;
•	continuing to grow our existing services in emerging markets while simultaneously introducing new services drawn from our global portfolio; and
•	building relationships with local companies that are expanding beyond their home markets by capitalizing on the global credibility and consistency of our platform.

Continue to innovate. We believe a significant opportunity exists to continue to enhance our information and analytics offerings and expand our technology services offerings to capitalize on the evolving healthcare environment. Our recent investments in human capital, technology and services capabilities position us to continue to pursue rapid innovation within the life sciences sector and the broader healthcare marketplace. Examples of recent innovations include:

•

development of applications in the mobile health space including AppScript, an enterprise solution for providers and payers to establish a curated formulary of mobile applications that can be prescribed securely and reconciled by prescribers just like drug prescriptions, and AppNucleus, which allows developers to build mobile applications with secure containers for patient information on devices and secure communication channels to physicians and other applications; and

•

development of Evidence360, a collection of specialized technologies for RWE, including tailor-made data warehouses integrating our data sets with patient registries and a cohort builder tool facilitating efficient definitions and tracking of narrow cohorts to determine outcomes in small patient populations.

Expand portfolio through strategic acquisitions. We have and expect to continue to acquire assets and businesses that strengthen our value proposition to clients. We have developed an internal capability to source, evaluate and integrate acquisitions that have created value for stockholders. Since the beginning of 2011, we have invested approximately $650 million of capital in 28 acquisitions. As the global healthcare landscape evolves, we expect that there will be a growing number of acquisition opportunities across the life sciences, payer and provider sectors. We will continue to invest in strategic acquisitions to grow our platform and enhance our ability to provide more services to our clients and expect to seek opportunities, primarily in the areas of technological platforms, data suppliers and consulting services providers.

Expand the penetration of our offerings to the broader healthcare marketplace. We believe that substantial opportunities exist to expand penetration of our addressable market and further integrate our offerings in a broader cross-section of the healthcare marketplace. Key elements of this strategy include:

•	continuing to sell innovative solutions to life sciences clients in areas we have recently entered, such as clinical trial analytics;
•	leveraging our comprehensive collection of healthcare information to provide critical insights to payers and providers, enabling advanced patient analytics and population health management; and
•

utilizing our proprietary information and analytics to address the evolving needs of the broader healthcare marketplace. The development of our MD360 Provider Performance Management platform highlights augmentation of our core capabilities to penetrate a new and growing area of healthcare information management by using our proprietary library of clinical and cost measures to determine and publish highly specific performance targets for providers.

Our Offerings

We offer hundreds of distinct services, applications and solutions to help our clients make critical decisions and perform better. While historically our offerings focused mainly in information and analytics, we now routinely integrate information with technology services to ensure our clients receive the most value from our information to enable them to incorporate insights into their workflow. These offerings complement each other and can provide enhanced value to our clients when delivered together, with each driving demand for the other.

Our principal offerings include:

National information offerings. Our national offerings comprise unique services in more than 70 countries that provide consistent country level performance metrics related to sales of pharmaceutical products, prescribing trends, medical treatment and promotional activity across multiple channels including retail, hospital and mail order. These products are an integral part of critical processes in life science companies around the world and are also used extensively by the investment and financial sectors that deal with life science companies. Clients use these products to measure relative performance, assess market opportunity, determine brand and company strategy, and understand market dynamics. The products are available in a range of frequencies from weekly to annually, and are delivered in a variety of formats, including online hosted, PCs and mobile platforms.

Sub-national information offerings. Our sub-national offerings comprise unique services in more than 60 countries that provide a consistent measurement of sales or prescribing activity at the regional, zip code and individual prescriber level (depending on regulation in country). These products are used extensively, with a majority of pharmaceutical sales organizations within these countries dependent on these services to set goals, determine resourcing, measure performance and calculate compensation.

Workflow analytics. We provide a broad set of strategic, analytic and support services to help the commercial operations of life sciences companies successfully transform their commercial models, engage more effectively with the marketplace and reduce their operating costs. Our global consulting teams leverage local market knowledge, therapeutic expertise and our global information resources to assist our clients with portfolio, brand and commercial strategy, pricing and market access. We leverage our global technology infrastructure and deep understanding of information and our clients’ operations to provide workflow analytics services to sales operations, market research and managed markets and provide clients with interoperable solutions rather than individual products and services.

Real-World Evidence (RWE) solutions. We integrate information from medical claims, prescriptions, electronic medical records, biomarkers and government statistics into anonymous, longitudinal patient journeys that provide detailed views of treatment patterns, disease progression, therapeutic switching and concomitant diseases and treatments. Combined with our health economics and outcomes research expertise, we leverage this information to help biopharmaceutical companies, health plans, providers and government agencies evaluate how treatments perform in real-world settings.

Technology and applications. We provide an extensive range of hosted and cloud-based applications and associated implementation services. The applications, hosted on IMS One, support a wide range of commercial processes including multi-channel marketing, CRM, performance management, incentive compensation, territory alignment, roster management and call planning. These solutions are used by sales and marketing operations to manage, optimize and execute their sales activities and brand campaigns. We combine our data, expert analysis and therapeutic knowledge to create a Software as a Service (“SaaS”) based analytics solution called AnalyticsLink. Based on proprietary linking and integration of our country data sets into a global repository, we provide an offering called MIDAS which provides a leading source of insight into international market dynamics and is used by most large pharmaceutical companies.

Clinical solutions. By bringing together our information with advanced predictive modeling technology and sophisticated data visualization software, we help biopharmaceutical companies and CROs better design, plan, execute and track clinical trials. Our solutions allow our clients to dynamically model the size of patient populations for specific clinical protocols, estimate time and cost to recruit patients given a specific protocol and investigator selection, and optimize country allocation and patient recruitment. For payers and providers, we integrate client data with our information and proprietary analytics, to enable risk-sharing and pay-for-performance programs, network design and management, and population health management.

Our Data Suppliers

We maintain a diverse supplier base to support the information needs of our clients. Over the past six decades, we have developed and maintained strong relationships with data suppliers in each market in which we operate. These suppliers include manufacturers, wholesalers, pharmacies, physicians, hospitals, laboratories, health plans and other payors, governments, services organizations, information technology vendors, patients and others. We frequently license IMS proprietary technologies (e.g., encryption programs, data standardization algorithms, data editing and collection software) to data suppliers to support the accurate and privacy-enhanced collection of data by the supplier and secure delivery of that data to us. We have historical connections with many of the relevant trade associations and professional associations.

We devote significant human and financial resources to our data collection efforts and are adding new suppliers and new data sources every year to provide the most relevant information to our clients. Many of our data suppliers are also clients. For example, we offer performance monitoring and segmentation services to retail pharmacies, services that have become critical to supporting retailer growth objectives. Developing and providing services to suppliers supports a continuation of long-term supply relationships.

Our contractual arrangements with our data suppliers number in the thousands. Typical data supply contracts specify the data to be provided to us, the frequency of data delivery (e.g., daily, weekly, monthly), data quality obligations, data use rights, and consideration provided by us in exchange for the data (e.g., reports, services, remuneration). These contracts are tailored based on the type of data collected, the market, local law and the negotiated outcome with each counterparty and therefore can vary significantly in their terms. These contracts reflect a range of commitment terms from one year to ten years, with larger data supply contracts typically having a contract term of five years.

Our Technology

We maintain what we believe is one of the largest and most sophisticated information technology infrastructures in healthcare globally. Our distributed global operations infrastructure supports client deliverables 24 hours a day, seven days a week, in more than 100 countries. This global infrastructure, which connects our data center in Carlstadt, New Jersey with our regional and local data centers around the world via our global network serves as the backbone for processing over 55 billion healthcare transactions annually. In addition, we maintain centers of excellence (“COEs”) and operations hubs around the world, each with a focus area of expertise.

•

In India, a team of approximately 1,600 technology experts support services delivery, software development and data management. Analytical services are deployed using common methodologies across each offering to promote consistent quality for each client deliverable.

•	In Manila, The Philippines, we combine IT and medical resources (with over 500 specialists in healthcare and IT) to clean and standardize information from data suppliers around the world.
•	Beijing, China is home to our innovative and proprietary statistical methodologies. More than 200 experts globally manage the statistical validity of data worldwide and guide how the data can be used.
•

In Madrid, Spain, our experts code and manage core reference data worldwide. More than 200 IT and medical specialists with native skills in over 15 languages link information assets through in-house developed software platforms for master data management.

•

Our Offering Development and Delivery hubs are based in London, United Kingdom, Plymouth Meeting, Pennsylvania, and in Seattle, Washington. Our product development teams leverage methodologies to release technology platforms and business intelligence tools that facilitate our clients’ ability to gain insight into information. Our applications are deployed on a common technical architecture allowing re-use across geographical locations and providing a common interface for end users.

•

Central and regional production focused COEs are located across the globe to efficiently support the delivery of IMS services. The Manila COE is the main global hub that provides cleaning and standardizing services, production management, and quality control operations. We selected Manila because there is wide availability of relevant healthcare skills, English is a first language, and it provides an efficient cost structure. The Madrid COE focuses on maintaining our reference management operations. The Chile based OCLA Regional hub provides time zone sensitive production services to the Latin America, Canada and U.S. business units. The Istanbul hub provides language specific production services to the North Africa, South Europe, Middle East and East Europe regions. In contrast to the central hubs, the regional hubs are generally focused on activities that are more dependent on specific languages or in some cases where we need alignment of time zones.

Our Clients

Sales to companies in life sciences, including pharmaceutical companies, biotechnology companies, device and diagnostic companies, and consumer health companies, accounted for approximately 90% of our revenue in 2014. Nearly all of the top 100 global pharmaceutical and biotechnology companies, measured by revenue, are clients, and many of these companies subscribe to reports and services in many countries. Other clients include payers, government and regulatory agencies, providers, pharmaceutical distributors, and pharmacies. Our client base is broad in scope and enables us to avoid dependence on any single client. In 2012, our largest customer accounted for approximately 6% of our gross revenue, and in 2013 and 2014, our largest customer accounted for approximately 5% of our gross revenue.

Our Competition

We compete with a broad and diverse set of businesses. While we believe no competitor provides the combination of geographical reach and breadth of our services, we generally compete in the countries in which we operate with other information, analytics, technology, services and consulting companies, as well as with the in-house capabilities of our clients. Also, we compete with certain government agencies, private payers and other healthcare stakeholders that provide their data directly to others. In addition to country-by-country competition, we have a number of regional and global competitors in the marketplace as well. Our offerings compete with various firms, including Accenture, Cognizant Technology Solutions, Covance, Deloitte, Evidera, GfK, Health Market Science, IBM, Infosys, inVentiv Health, Kantar Health, McKinsey, Nielsen, OptumInsight, Parexel, Press Ganey, Quintiles, RTI Health Solutions, Symphony Health Solutions, Synovate Healthcare, The Advisory Board, Trizetto, Verisk and ZS Associates. We also compete with a broad range of new entrants and start-ups that are looking to bring new technologies and business models to healthcare information services and technology services.

Privacy Management and Security

Patient health information is among the most sensitive of personal information, and it is critically important that information about an individual’s healthcare is properly protected from inappropriate access, use and disclosure. For decades, our market research business was built using health information that did not identify a patient—long before the passage of HIPAA or other privacy laws. We continue to engage in strong privacy and security practices in the collection, processing, analysis, reporting and use of information. We employ a wide variety of methods to manage privacy and security, including:

•	governance, frameworks and models to promote good decision making and accountability;
•	a layered approach to privacy and security management to avoid a single point of failure;
•	ongoing evaluation of privacy and security practices to promote continuous improvement;
•	use of safeguards and controls, including:
•	technical safeguards—for example, technology and related policies and procedures to protect healthcare information and control access to it;
•

administrative safeguards—for example, administrative actions and related policies and procedures to manage the selection, development, implementation and maintenance of measures to protect healthcare information;

•

physical safeguards—for example, physical measures and related policies and procedures to protect electronic information systems and related buildings and equipment from natural and environmental hazards, and unauthorized intrusion;

•

collaboration with data suppliers and trusted third parties for our syndicated data offerings to remove identifiable information or employ effective encryption or other techniques to render information anonymous before data is delivered to us; and

•

working closely with leading researchers, policy makers, thought leaders and others in a variety of fields relevant to the application of effective privacy and security practices, including statistical, epidemiological and cryptographic sciences, legal, information security and compliance, and privacy.

Our Intellectual Property

We create, own and maintain a wide array of intellectual property assets which, in the aggregate, are of material importance to our business. Our intellectual property assets include: patents and patent applications related to our innovations, products and services; trademarks and trademark applications related to our brands, products and services; copyrights in software and databases; trade secrets relating to data processing, statistical methodologies, editing and bridging techniques, business rules and other aspects of our business; and other intellectual property rights and licenses of various kinds. We are licensed to use certain technology and other intellectual property rights owned and controlled by others, and, similarly, other companies are licensed on a non-exclusive basis to use certain technology and other intellectual property rights owned and controlled by us.

We seek to protect our intellectual property assets through patent, copyright, trade secret, trademark and other laws of the United States and other jurisdictions, and through confidentiality procedures and contractual provisions. A patent generally has a term of 20 years from the time the full patent application is filed. As we build a patent portfolio over time, the terms of individual patents will vary. While patents can help maintain the competitive differentiation of certain products and services and maximize the return on research and development investments, no single patent is in itself essential to our business as a whole. Further, in order to replace expiring patents and licenses or replace obsolete intellectual property, we attempt to obtain new intellectual property through protection of key innovation from a combination of our ongoing research and development activities, acquisitions of other companies and licensing of intellectual property from third parties. We enter into confidentiality and invention assignment agreements with employees and contractors, and non-disclosure agreements with third parties with whom we conduct business, in order to secure ownership rights to, limit access to, and restrict disclosure of our proprietary information.

The technology and other intellectual property rights owned and licensed by us are of importance to our business, although our management believes that our business, as a whole, is not dependent upon any one intellectual property or group of such properties. We consider our trademark and related names, marks and logos to be of material importance to our business, and we have registered or applied for registration for certain of these trademarks including IMS Health, IMS, the IMS logo, IMS One, MIDAS, Xponent, DDD, AppScript, AppNucleus and Evidence360, in the United States and other jurisdictions and aggressively seek to protect them.

Our Employees

As of December 31, 2014, we have approximately 10,200 employees worldwide. Almost all of these employees are full-time. None of our U.S. employees are represented by a union. In Belgium, France, Germany, Italy, the Netherlands and Spain, we have Works Councils, which are a legal requirement in those countries. We also have a European Works Council, which is a requirement under European Union laws. Management considers its relations with our employees to be good and to have been maintained in a normal and customary manner.

Available Information

Our company website is http://www.imshealth.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or furnished to the Securities and Exchange Commission (“SEC”), are available, free of charge, through the Investor Relations section of our website at http://ir.imshealth.com or from the SEC’s website at www.sec.gov, as soon as reasonably practicable after they are filed with or furnished to the SEC. Information on our website does not constitute part of this report. Also posted on our website, and available in print upon the request of any shareholder to our Investor Relations Department, are our certificate of incorporation and by-laws, the charters for our Audit Committee, Leadership Development and Compensation Committee and Nominating and Governance Committee, our Corporate Governance Guidelines, our Code of Business Conduct governing our directors, officers and employees, and our Code of Ethics for Chief Executive Officer and Senior Financial Officers. Within the time period required by the SEC and the New York Stock Exchange (“NYSE”), we will post on our website any amendment to the Code of Business Conduct or the Code of Ethics for Chief Executive Officer and Senior Financial Officers or any waiver of either such policy applicable to any of our senior financial officers, executive officers or directors. Additionally, our filings with the SEC may be read and copied at the SEC Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330.

Item 1A. Risk Factors

Risks Related to our Business

We rely on third parties to provide certain data. Our data suppliers might restrict our use of or refuse to license data, which could lead to our inability to provide certain services and, as a result, materially and adversely affect our operating results and financial condition.

Each of our information services is derived from data we collect from third parties. These data suppliers are numerous and diverse, reflecting the broad scope of information that we collect and use in our business.

Although we typically enter into long-term contractual arrangements with many of these suppliers of data, at the time of entry into a new contract or renewal of an existing contract, suppliers may increase restrictions on our use of such data, increase the price they charge us for data or refuse altogether to license the data to us. In addition, during the term of any data supply contract, suppliers may fail to adhere to our data quality control standards or fail to deliver data. Further, although no single individual data supplier is material to our business, if a number of suppliers collectively representing a significant amount of data that we use for one or more of our services were to impose additional contractual restrictions on our use of or access to data, fail to adhere to our quality-control standards, repeatedly fail to deliver data or refuse to provide data, now or in the future, our ability to provide those services to our clients could be materially adversely impacted, which may harm our operating results and financial condition.

Failure to meet productivity objectives under our internal business transformation initiatives could adversely impact our competitiveness and harm our operating results.

We are pursuing business transformation initiatives to update technology, increase innovation and obtain operating efficiencies. As part of these initiatives, we seek to improve our productivity, flexibility, quality, functionality and cost savings by investing in the development and implementation of global platforms and integration of our business processes and functions to achieve economies of scale. For example, we hired and trained more than 500 people to form a COE in Manila, The Philippines for standardizing and cleaning data received from data suppliers, developed updated tools for standardizing and cleaning data, are moving local standardizing and cleaning from countries around the world to the Manila COE, and retired local standardizing and cleaning systems. These various initiatives may not yield their intended gains, which may impact our competitiveness and our ability to meet our growth objectives and, as a result, materially and adversely affect our business, results of operation and financial condition.

If we are unsuccessful at investing in growth opportunities, our business could be materially and adversely affected.

We continue to invest significantly in growth opportunities, including the development and acquisition of new data, technologies and services to meet our clients’ needs. For example, we are expanding our services and technology offerings, such as the development of a cloud-based platform with a growing number of applications to support commercial operations for life sciences companies (e.g., multi-channel marketing, marketing campaign management, CRM, incentive compensation management, targeting and segmentation, performance management and other applications). We also continue to invest significantly in growth opportunities in emerging markets, such as the development, launch and enhancement of services in China, India, Russia, Turkey and other countries. We believe healthcare spending in these emerging markets will continue to grow over the next five years, and we consider our presence in these markets to be an important focus of our growth strategy.

There is no assurance that our investment plans or growth strategy will be successful or will produce a sufficient or any return on our investments. Further, if we are unable to develop new technologies and services, clients do not purchase our new technologies and services, our new technologies and services do not work as intended or there are delays in the availability or adoption of our new technologies and services, then we may not be able to grow our business or growth may occur slower than anticipated. Additionally, although we expect continued growth in healthcare spending in emerging markets, such spending may occur more slowly or not at all, and we may not benefit from our investments in these markets.

We plan to fund growth opportunities with cash from operations or from future financings. There can be no assurance that those sources will be available in sufficient amounts to fund future growth opportunities when needed.

Any of the foregoing could have a material and adverse effect on our operating results and financial condition.

Data protection, privacy and similar laws restrict access, use and disclosure of information, and failure to comply with or adapt to changes in these laws could materially and adversely harm our business.

Patient health information is among the most sensitive of personal information and it is critical that information about an individual’s healthcare is properly protected from inappropriate access, use and disclosure. Laws restricting access, use and disclosure of such information include the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the European Union’s Data Protection Directive, Canada’s Personal Information Protection and Electronic Documents Act and other data protection, privacy and similar national, state/provincial and local laws. We have established frameworks, models, processes and technologies to manage privacy for many data types, from a variety of sources, and under myriad privacy and data protection laws worldwide. In addition, we rely on our data suppliers to deliver information to us in a form and in a manner that complies with applicable privacy and data protection laws. These laws are complex and there is no assurance that the safeguards and controls employed by us or our data suppliers will be sufficient to prevent a breach of these laws, or that claims will not be filed against us or our data suppliers despite such safeguards and controls. For example, in February 2014, a group of individuals filed a civil lawsuit in Korea against IMS Health Korea Ltd., our wholly-owned subsidiary (“IMS Korea”), the Korean Pharmaceutical Association (“KPA”) and a KPA affiliate that supplies data to IMS Korea. The lawsuit alleges the KPA affiliate collected plaintiffs’ personal information without the necessary consent in violation of applicable privacy laws and transferred such information to IMS Korea for sale to customers. See “Legal

Proceedings.” Alleged or actual failure to comply with such laws may result in, among other things, negative publicity, damage to our reputation, civil and criminal liability, data being blocked from use or liability under contractual provisions.

Laws and expectations relating to privacy continue to evolve, and we continue to adapt to changing needs. Nevertheless, changes in these laws (including newly released interpretations of these laws by courts and regulatory bodies) may limit our data access, use and disclosure, and may require increased expenditures by us or may dictate that we not offer certain types of services. Any of the foregoing may have a material adverse impact on our ability to provide services to our clients or maintain our profitability.

There is ongoing concern from privacy advocates, regulators and others regarding data protection and privacy issues, and the number of jurisdictions with data protection and privacy laws has been increasing. Also, there are ongoing public policy discussions regarding whether the standards for de-identified, anonymous or pseudonomized health information are sufficient, and the risk of re-identification sufficiently small, to adequately protect patient privacy. These discussions may lead to further restrictions on the use of such information. There can be no assurance that these initiatives or future initiatives will not adversely affect our ability to access and use data or to develop or market current or future services.

Data protection, privacy and similar laws protect more than patient information, and although they vary by jurisdiction, these laws can extend to employee information, business contact information, provider information and other information relating to identifiable individuals. Failure to comply with these laws may result in, among other things, civil and criminal liability, negative publicity, damage to our reputation and liability under contractual provisions. In addition, compliance with such laws may require increased costs to us or may dictate that we not offer certain types of services.

The occurrence of any of the foregoing could impact our ability to provide the same level of service to our clients, force us to modify our offerings or increase our costs, which could materially and adversely affect our operating results and financial condition.

Security breaches and unauthorized use of our IT systems and information, or the IT systems or information in the possession of our vendors, could expose us, our clients, our data suppliers or others to risk of loss.

We rely upon the security of our computer and communications systems infrastructure to protect us from cyber attacks and unauthorized access. Cyber attacks can include malware, computer viruses, hacking or other significant disruption of our computer, communications and related systems. Although we take steps to manage and avoid these risks and to prevent their recurrence, our preventive and remedial actions may not be successful. Such attacks, whether successful or unsuccessful, could result in our incurring costs related to, for example, rebuilding internal systems, defending against litigation, responding to regulatory inquiries or actions, paying damages or fines, or taking other remedial steps with respect to third parties. Publicity about vulnerabilities and attempted or successful incursions could damage our reputation with clients and data suppliers and reduce demand for our services.

We also store proprietary and sensitive information in connection with our business, which could be compromised by a cyber attack. To the extent that any disruption or security breach results in a loss or damage to our data, an inappropriate disclosure of proprietary or sensitive information, an inability to access data sources, or an inability to process data or provide our offerings to our clients, it could cause significant damage to our reputation, affect our relationships with our data suppliers and clients (including loss of suppliers and clients), lead to claims against us and ultimately harm our business. We may be required to incur significant costs to alleviate, remedy or protect against damage caused by these disruptions or security breaches in the future. We may also face inquiry or increased scrutiny from government agencies as a result of any such disruption or breach. While we have insurance coverage for certain instances of a cyber security breach, our coverage may not be sufficient if we suffer a significant attack or multiple attacks. Any such breach or disruption could have a material adverse effect on our operating results and our reputation as a provider of mission-critical services.

Some of our vendors have significant responsibility for the security of certain of our data centers and computer-based platforms. Also, our data suppliers have responsibility for security of their own computer and communications environments. These third parties face risks relating to cyber security similar to ours, which could disrupt their businesses and therefore materially impact ours. Accordingly, we are subject to any flaw in or breaches to their computer and communications systems or those that they operate for us, which could result in a material adverse effect on our business, operations and financial results.

Hardware and software failures, delays in the operation of our computer and communications systems or the failure to implement system enhancements may adversely impact us.

Our success depends on the efficient and uninterrupted operation of our computer and communications systems. A failure of our network or data-gathering procedures could impede the processing of data, delivery of databases and services, client orders and day-to-day management of our business and could result in the corruption or loss of data.

While many of our operations have disaster recovery plans in place, we currently do not have excess or standby computer processing or network capacity everywhere in the world to avoid disruption in the receipt, processing and delivery of data in the event of a system failure. Despite any precautions we may take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins, sabotage, breaches of security, epidemics and similar events at our various computer facilities could result in interruptions in the flow of data to our servers and from our servers to our clients. In addition, any failure by our computer environment to provide sufficient processing or network capacity to transfer data could result in interruptions in our service. In the event of a delay in the delivery of data, we could be required to transfer our data collection operations to an alternative provider of server hosting services. Such a transfer could result in significant delays in our ability to deliver services to our clients, and increase our costs. Additionally, significant delays in the planned delivery of system enhancements, improvements and inadequate performance of the systems once they are completed could damage our reputation and harm our business. Finally, long-term disruptions in the infrastructure caused by events such as natural disasters, the outbreak of war, the escalation of hostilities, epidemics and acts of terrorism (particularly involving cities in which we have offices) could result in a material adverse effect.

Although we carry property and business interruption insurance, our coverage may not be adequate to compensate us for all losses that may occur. Any such failure, disruption or delay could have a material adverse effect on our operating results and our reputation.

Consolidation in the industries in which our clients operate may reduce the volume of services purchased by consolidated clients following an acquisition or merger, which could harm our operating results and financial condition.

Mergers or consolidations among our clients have in the past and could in the future reduce the number of our clients and potential clients. When companies consolidate, overlapping services previously purchased separately are usually purchased only once by the combined entity, leading to loss of revenue. Other services that were previously purchased by one of the merged or consolidated entities may be deemed unnecessary or cancelled. If our clients merge with or are acquired by other entities that are not our clients, or that use fewer of our services, they may discontinue or reduce their use of our services. There can be no assurance as to the degree to which we may be able to address the revenue impact of such consolidation. Any of these developments could harm our operating results and financial condition.

Laws restricting pharmaceutical sales and marketing practices may adversely impact demand for our services.

There have been a significant number of laws, legislative initiatives and regulatory actions over the years that seek to limit pharmaceutical sales and marketing practices. For example, three states in 2006 and 2007 passed laws restricting the use of prescriber identifiable information for the purpose of promoting branded prescription medicines. Although these laws were subsequently declared to be unconstitutional based on a decision of the U.S. Supreme Court in Sorrell v. IMS Health in 2011, we are unable to predict whether, and in what form, other initiatives may be introduced or actions taken at the state or Federal levels to limit pharmaceutical sales and marketing practices. In addition, while we will continue to seek to adapt our services to comply with the requirements of these laws (to the extent applicable to our services), if enacted, there can be no assurance that our efforts to adapt our offerings will be successful and provide the same financial contribution to us. There can also be no assurance that future legislative initiatives will not adversely affect our ability to develop or market current or future offerings, or that any future laws will not diminish the demand for our services, all of which could, over time, result in a material adverse impact on our operating results and financial condition.

Our business is subject to increasing competition.

Our future growth and success will depend on our ability to successfully compete with other companies that provide similar services in the same markets, some of which may have financial, marketing, technical and other advantages. We also expect that competition will continue to increase as a result of consolidation in both the information technology and healthcare industries. If one or more of our competitors or potential competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. We compete on the basis of various factors, including breadth and depth of services, reputation, reliability, quality, innovation, security, price and industry expertise and experience. In addition, our ability to compete successfully may be impacted by the growing availability of health information from social media, government health information systems and other free or low-cost sources. For example, the United Kingdom’s National Health Service started releasing large volumes of data beginning in December 2011 at little or no charge, reducing the demand for our information services derived from similar data. In addition, consolidation or integration of wholesalers, retail pharmacies, health networks, payers or other healthcare stakeholders may lead any of them to provide information services directly to clients or indirectly through a designated service provider, resulting in increased competition from firms that may have lower costs to market (e.g., no data supply costs). Any of the above may result in lower demand for our services, which could result in a material adverse impact on our operating results and financial condition.

Tax matters could adversely affect our operating results and financial condition.

We operate in more than 100 countries worldwide and our earnings are subject to taxation in many differing jurisdictions and at differing rates. We seek to organize our affairs in a tax-efficient manner, taking account of the jurisdictions in which we operate. Our provision for income taxes and cash tax liability in the future could be adversely affected by numerous factors, including income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in tax laws, regulations, accounting principles or interpretations thereof, which could harm our financial results in future periods. In addition, we are subject to continuous examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our provision for income taxes and tax liability.

Litigation or regulatory proceedings could have a material adverse effect on our operating results and financial condition.

In the normal course of our business, we are involved in lawsuits, claims, audits and investigations, such as those described in “Legal Proceedings.” The outcome of these matters could have a material adverse effect on our business, operating results or financial condition. In addition, we may become subject to future lawsuits, claims, audits and investigations that could result in substantial costs and divert our attention and resources. Litigation is inherently uncertain, and adverse rulings could occur, including monetary damages, or an injunction stopping us from producing, publishing or selling services, engaging in business practices or requiring other remedies such as divestitures.

Our business may be adversely impacted by factors affecting the pharmaceutical and healthcare industries.

The vast majority of our revenue is generated from sales to the pharmaceutical and healthcare industries. The clients we serve in these industries are commonly subject to financial pressures, including, but not limited to, increased costs, reduced demand for their products, reductions in pricing and reimbursement for products and services, formulary approval and placement, government approval to market their products and limits on the manner by which they market their products, loss of patent exclusivity (whether due to patent expiration or as a result of a successful legal challenge) and the proliferation of or changes to regulations applicable to these industries. To the extent our clients face such pressures, the demand for our services, or the prices our clients are willing to pay for those services, may decline. Any such decline could have a material adverse effect on our business.

Our success depends on our ability to protect our intellectual property rights.

Our ability to obtain, protect and enforce our intellectual property rights is subject to general litigation or third-party opposition risks, as well as the uncertainty as to the scope of protection, registrability, patentability, validity and enforceability of our intellectual property rights in each applicable country. Governments may adopt regulations, and government agencies or courts may render decisions, requiring compulsory licensing of intellectual property rights. When we seek to enforce our intellectual property rights we may be subject to claims that the intellectual property rights are invalid or unenforceable. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property rights. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our solutions, impair the functionality of our solutions, delay introductions of new solutions, result in our substituting inferior or more costly technologies into our solutions, or injure our reputation and harm our operating results and financial condition.

The theft or unauthorized use or publication of our trade secrets and other confidential business information could reduce the differentiation of our services and harm our business; the value of our investment in development or business acquisitions could be reduced; and third parties might make claims against us related to losses of their confidential or proprietary information. These incidents and claims could harm our business, reduce revenue, increase expenses and harm our reputation.

We may be subject to claims by others that we are infringing on their intellectual property rights, which could harm our business and negatively impact our results of operations.

Third parties may assert claims that we or our clients infringe their intellectual property rights and these claims, with or without merit, could be expensive to litigate, cause us to incur substantial costs and divert management resources and attention in defending the claim. In some jurisdictions, plaintiffs can also seek injunctive relief that may limit the operation of our business or prevent the marketing and selling of our products or services that infringe on the plaintiff’s intellectual property rights. To resolve these claims, we may enter into licensing agreements with restrictive terms or significant fees, stop selling or redesign affected products or services, or pay damages to satisfy contractual obligations to others. If we do not resolve these claims in advance of a trial, there is no guarantee that we will be successful in court. These outcomes may have a material adverse impact on our operating results and financial condition.

In addition, certain contracts with our suppliers or clients contain provisions whereby we indemnify, subject to certain limitations, the counterparty for damages suffered as a result of claims related to intellectual property infringement and the use of our data. Claims made under these provisions could be expensive to litigate and could result in significant payments.

We rely on licenses from third parties to certain technology and intellectual property rights for some of our products and the licenses we currently have could terminate or expire.

Some of our products or services rely on technology or intellectual property rights owned and controlled by others. Our licenses to this technology or these intellectual property rights could be terminated or could expire. We may be unable to replace these licenses in a timely manner. Failure to renew these licenses, or renewals of these licenses on less advantageous terms, could harm our operating results and financial condition.

We may not be able to attract, retain and motivate talented personnel.

Our business is based on successfully attracting and retaining talented employees. The market for highly skilled workers and leaders in our industry and in the locations in which we operate is very competitive. If we are not successful in our recruiting efforts, or if we are unable to retain key employees, our ability to develop and deliver successful services may be adversely affected. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution.

We regularly seek to grow our business through acquisitions of or investments in new or complementary businesses, services or technologies, or through strategic alliances, and the failure to manage such acquisitions, investments or alliances could have a material adverse effect on us.

In executing our business strategy, we routinely conduct discussions, evaluate opportunities and enter into agreements for possible investments, acquisitions and other transactions such as strategic alliances, and we actively pursue these types of transactions in the regular course of business. Pursuing growth by way of these types of transactions involves significant challenges and risks, including the inability to successfully identify acquisition candidates on terms acceptable to us, advance our business strategy, realize a satisfactory return on investment, successfully integrate business activities or resources, or retain key personnel. If we are unable to manage acquisitions or investments, or integrate any acquired businesses, services or technologies effectively, we may not realize the expected benefits from the transaction relative to the consideration paid, and our business, results of operations and financial condition may be materially and adversely affected.

Further, we may be unsuccessful in identifying and evaluating business, legal or financial risks as part of the due diligence process associated with a particular transaction. In addition, some investments may result in the incurrence of debt or may have contingent consideration components that may require us to pay additional amounts in the future in relation to future performance results of the subject business. If we do enter into agreements with respect to these transactions, we may fail to complete them due to factors such as failure to obtain regulatory or other approvals. We may be unable to realize the full benefits from these transactions, such as increased revenue or enhanced efficiencies, within the timeframes that we expect or at all. These events could divert attention from our other businesses and harm our business, financial condition and operating results.

We may experience challenges with the acquisition, development, enhancement or deployment of technology necessary for our business.

We operate in businesses that require sophisticated computer systems and software for data collection, data processing, cloud-based platforms, analytics, cryptography, statistical projections and forecasting, mobile computing, social media analytics and other applications and technologies. We seek to address our technology risks by increasing our reliance on the use of innovations by cross-industry technology leaders and adapt these for our pharmaceutical and healthcare industry clients. Some of these technologies supporting the industries we serve are changing rapidly and we must continue to adapt to these changes in a timely and effective manner at an acceptable cost. We also must continue to deliver data to our clients in forms that are easy to use while simultaneously providing clear answers to complex questions. There can be no guarantee that we will be able to develop, acquire or integrate new technologies, that these new technologies will meet our clients’ needs or achieve expected investment goals, or that we will be able to do so as quickly or cost-effectively as our competitors. Significant technological change could render our services obsolete. Moreover, the introduction of new services embodying new technologies could render existing services obsolete. Our continued success will depend on our ability to adapt to changing technologies, manage and process ever-increasing amounts of data and information and improve the performance, features and reliability of our services in response to changing client and industry demands. We may experience difficulties that could delay or prevent the successful design, development, testing, introduction or marketing of our services. New services, or enhancements to existing services, may not adequately meet the requirements of current and prospective clients or achieve any degree of significant market acceptance. Any of these failures could have a material adverse effect on our operating results and financial condition.

Our business is subject to international economic, political and other risks that could negatively affect our results of operations and financial condition.

We have business activities in over 100 countries, and for the year ended December 31, 2014, we generated 63% of our $2.64 billion of revenue from outside the United States. Further, some of our business activities are concentrated into global or regional hubs in one or more geographic areas. For example, to support our businesses in many other countries, we handle standardizing and cleaning of data in Manila, The Philippines, advanced statistics in Beijing, China, analytical support for delivery in Bangalore, India, and reference data management in Santiago, Chile. We are therefore subject to heightened risks inherent in conducting business internationally, in particular in the emerging markets in which we conduct and into which we are expanding our business. These risks include, for example:

•	required compliance with a variety of local laws and regulations which may be materially different than those to which we are subject in the United States or which may change unexpectedly;
•

local, economic, political and social conditions, including potential hyperinflationary conditions, political instability, and potential nationalization, repatriation, expropriation, price controls or other restrictive government actions;

•	hiring, retaining and overseeing qualified management personnel for managing operations in multiple countries;
•	differing employment practices and labor issues;
•	tax-related risks, including the imposition of taxes and the lack of beneficial treaties, that result in a higher effective tax rate for us;
•	difficulties in enforcing agreements through certain foreign local systems;
•	limitations on ownership and on repatriation of earnings;
•	possible liabilities under applicable anti-corruption laws, export controls, anti-boycott and economic sanctions laws;
•	longer sales and payment cycles;
•	reduced protection for intellectual property rights in some countries; and
•	security concerns, including crime, political instability and international response thereto.

To the extent we are unable to effectively manage our international operations and these risks, our data acquisition activities and sales for certain countries may be adversely affected, we may be subject to additional and unanticipated costs, and we may be subject to litigation or regulatory action. As a consequence, our business, financial condition and results of operations could be seriously harmed.

Further, we have substantial assets, liabilities, revenue and expenses denominated in currencies other than the U.S. dollar, and although we hedge a portion of our international currency exposure, we are subject to currency translation exposure on the profits and financial position of our operations, in addition to economic exposure, as a result of devaluations and fluctuations in currency exchange rates or the imposition of limitations on conversion of foreign currencies into dollars.

We may be exposed to liabilities under applicable anti-corruption laws and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to various anti-corruption laws that prohibit improper payments or offers of payments to foreign governments their officials and others for the purpose of obtaining or retaining business. We have business in countries and regions which are less developed and are generally recognized as potentially more corrupt business environments. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees or agents that could be in violation of various anti-corruption laws including the Foreign Corrupt Practices Act (“FCPA”) the U.K. Bribery Act and other local laws. We have implemented safeguards and policies to discourage these practices by our employees and agents. However, our existing safeguards and any future improvements may prove to be less than effective and our employees or agents may engage in conduct for which we might be held responsible. In addition, our significant recent growth globally over the last few years and our anticipated future growth, both organically and through acquisitions, may exacerbate these risks and strain our ability to effectively manage the increased breadth and scope of our activities to avoid these risks. If employees violate our policies or we fail to maintain adequate record-keeping and internal accounting practices to accurately record our transactions, we may be subject to regulatory sanctions. Violations of the FCPA or other anti-corruption laws may result in severe criminal or civil sanctions and penalties, including disgorgement of profits, injunctions and debarment from government contracts, and we may be subject to other liabilities which could have a material adverse effect on our business, results of operations and financial condition.

Catastrophic events or geo-political conditions may disrupt our business.

A disruption or failure of our systems or operations because of a major earthquake, weather event, cyber-attack, terrorist attack, pandemic or other catastrophic event could cause delays in completing sales, providing services, collecting data or performing other mission-critical functions in affected areas. A catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could harm our ability to conduct normal business operations. Our move toward providing our clients with more services and solutions in the cloud puts a premium on the resilience of our systems and strength of our business continuity management plans, and magnifies the potential impact of prolonged service outages on our operating results. Abrupt political change, terrorist activity and armed conflict pose a risk of general economic disruption in affected countries, which may increase our operating costs or reduce our revenue.

We face risks related to sales to government entities.

We derive a portion of our revenue from sales to government entities in the United States, which represented less than 1% of our revenues in each of the last three fiscal years. In general, our contracts with U.S. government entities are terminable at will by the government entity at any time. Government demand and payment for our services may be affected by public-sector budgetary cycles and funding authorizations. Government contracts are subject to oversight, including special rules on accounting, expenses, reviews and security. Failure to comply with these rules could result in civil and criminal penalties and sanctions, including termination of contracts, fines and suspensions, or debarment from future business with the U.S. government. As a result, failure to comply with these rules could have a material adverse effect on our operating results and financial condition.

Our use of accounting estimates involves judgment and could adversely impact our financial results, and ineffective internal controls could adversely impact our business and operating results.

The methods, estimates and judgments that we use in applying accounting policies have a significant impact on our results of operations. For more information, see Note 2 to our consolidated financial statements included elsewhere in this report. These methods, estimates and judgments are subject to significant risks, uncertainties and assumptions, and changes could affect our results of operations. In addition, our internal control over financial reporting may not prevent or detect misstatements because of the inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed and we could fail to meet our reporting obligations.

Risks Relating to our Common Stock

Our Sponsors have significant influence over us, including control over decisions that require the approval of stockholders, which could limit your ability to influence the outcome of matters submitted to stockholders for a vote.

We are currently controlled by the Sponsors. As of February 6, 2015, investment funds affiliated with the Sponsors beneficially owned approximately 75% of our outstanding common stock. As long as the Sponsors own or control at least a majority of our outstanding voting power, they will have the ability to exercise substantial control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the election and removal of directors and the size of our board of directors, any amendment of our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. Even if their ownership falls below 50%, the Sponsors will continue to be able to strongly influence or effectively control our decisions.

Additionally, the Sponsors interests may not align with the interests of our other stockholders. The Sponsors are in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. The Sponsors may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, our certificate of incorporation provides that we renounce any interest or expectancy in the business opportunities of the Sponsors and of their officers, directors, agents, stockholders, members, partners, affiliates and subsidiaries and each such party shall not have any obligation to offer us those opportunities unless presented to one of our directors or officers in his or her capacity as a director or officer.

We are a “controlled company” within the meaning of the rules of the NYSE and, as a result, qualify for and rely on, exemptions from certain corporate governance requirements; you will not have the same protections afforded to stockholders of companies that are subject to such requirements.

Because the Sponsors control a majority of the voting power of our outstanding common stock, we are a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that, within one year of the date of the listing of our common stock:

•	we have a board of directors that is composed of a majority of “independent directors,” as defined under the rules of the NYSE;
•	we have a compensation committee that is composed entirely of independent directors; and
•	we have a nominating and corporate governance committee that is composed entirely of independent directors.

We currently avail ourselves of all of these exemptions. Accordingly, in the event the interests of our Sponsors differ from those of other stockholders, and, for so long as we are a “controlled company,” you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE. Our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.

Provisions of our corporate governance documents could make an acquisition of our company more difficult and may prevent attempts by our stockholders to replace or remove our current management, even if beneficial to our stockholders.

In addition to the Sponsors’ beneficial ownership of a controlling percentage of our common stock, our certificate of incorporation and bylaws and the Delaware General Corporation Law (the “DGCL”) contain provisions that could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. These provisions, some of which (as noted below) only become effective when the Sponsors no longer beneficially own a majority of our common stock (the “Trigger Date”), include:

•	the division of our board of directors into three classes and the election of each class for three-year terms;
•	the sole ability of the board of directors to fill a vacancy created by the expansion of the board of directors;
•	advance notice requirements for stockholder proposals and director nominations;
•	after the Trigger Date, limitations on the ability of stockholders to call special meetings and to take action by written consent;
•

after the Trigger Date, in certain cases, the required approval of holders of at least 75% of the shares entitled to vote generally on the amendment or repeal of our certificate of incorporation or bylaws to adopt, amend or repeal our bylaws, or amend or repeal certain provisions of our certificate of incorporation;

•	after the Trigger Date, the required approval of holders of at least 75% of the shares entitled to vote in an election of directors to remove directors, which removal may only be for cause; and
•

the ability of our board of directors to issue new series of, and designate the terms of, preferred stock, without stockholder approval, which could be used to, among other things, institute a rights plan that would have the effect of significantly diluting the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by our board of directors.

In addition, Section 203 of the DGCL may affect the ability of an “interested stockholder” to engage in certain business combinations, for a period of three years following the time that the stockholder becomes an “interested stockholder.” We have elected in our certificate of incorporation not to be subject to Section 203 of the DGCL. Nevertheless, our certificate of incorporation will contain provisions that have the same effect as Section 203 of the DGCL, except that they provide that the Sponsors and their transferees will not be deemed to be “interested stockholders,” and accordingly will not be subject to such restrictions.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board is responsible for appointing the members of our management team, these provisions could in turn affect any attempt to replace current members of our management team. As a result, you may lose your ability to sell your stock for a price in excess of the prevailing market price due to these protective measures, and efforts by stockholders to change the direction or management of the Company may be unsuccessful.

Our operating results and share price may be volatile, and the market price of our common stock may drop below the price you pay.

Our quarterly operating results are likely to fluctuate in the future as a publicly traded company. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could subject the market price of our shares to wide price fluctuations regardless of our operating performance.  You may not be able to resell your shares at or above  price which you paid or at all. Our operating results and the trading price of our shares may fluctuate in response to various factors, including:

•	market conditions in the broader stock market;
•	actual or anticipated fluctuations in our quarterly financial and operating results;
•	introduction of new products or services by us or our competitors;
•	issuance of new or changed securities analysts’ reports or recommendations;
•	results of operations that vary from expectations of securities analysis and investors;
•	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;
•	strategic actions by us or our competitors;
•	announcement by us, our competitors or our vendors of significant contracts or acquisitions;
•	charges to our earnings resulting from impairments of goodwill or other intangible assets;
•	restructuring-related charges;
•	sales, or anticipated sales, of large blocks of our stock;
•	additions or departures of key personnel;
•	regulatory, legal or political developments;
•	public response to press releases or other public announcements by us or third parties, including our filings with the SEC;
•	litigation and governmental investigations;
•	changing economic conditions;
•	changes in accounting principles;
•	default under agreements governing our indebtedness;
•	exchange rate fluctuations; and
•	other events or factors, including those from natural disasters, war, actors of terrorism or responses to these events.

These and other factors, many of which are beyond our control, may cause our operating results and the market price and demand for our shares to fluctuate substantially. While we believe that operating results for any particular quarter are not necessarily a meaningful indication of future results, fluctuations in our quarterly operating results could limit or prevent investors from readily selling their shares and may otherwise negatively affect the market price and liquidity of our shares. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business, which could significantly harm our profitability and reputation.

Since we have no current plans to pay regular cash dividends on our common stock, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

Although we have previously declared dividends to our stockholders, we do not anticipate paying any regular cash dividends on our common stock. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, liquidity requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends is, and may be, limited by covenants of existing and any future outstanding indebtedness we or our subsidiaries incur, including under IMS Health’s third amended and restated credit agreement and related security and other documents for the senior secured term loan facilities and the senior secured revolving facility (collectively, the “Senior Secured Credit Facilities”) and the 6% Senior Notes (as defined herein). The Senior Secured Credit Facilities and the 6% Senior Notes restrict IMS Health’s ability to pay dividends and make certain other distributions by imposing caps on the aggregate amount thereof as well as certain other conditions including, in some cases, financial incurrence tests, to declare and pay such dividends and distributions. Therefore, any return on investment in our common stock is solely dependent upon the appreciation of the price of our common stock on the open market, which may not occur.

We are a holding company with nominal net worth and will depend on dividends and distributions from our subsidiaries to pay any dividends.

IMS Health Holdings, Inc. is a holding company with nominal net worth. We do not have any material assets or conduct any business operations other than our investments in our subsidiaries. Our business operations are conducted primarily out of our indirect operating subsidiary, IMS Health and its subsidiaries. As a result, notwithstanding any restrictions on payment of dividends under our existing indebtedness, our ability to pay dividends, if any, will be dependent upon cash dividends and distributions or other transfers from our subsidiaries, including from IMS Health. Payments to us by our subsidiaries will be contingent upon their respective earnings and subject to any limitations on the ability of such entities to make payments or other distributions to us.

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our shares or if our results of operations do not meet their expectations, our share price and trading volume could decline.

The trading market for our shares will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, our share price could decline.

Risks Related to our Indebtedness

Our substantial level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting obligations on our indebtedness.

We have a substantial amount of indebtedness. As of December 31, 2014, our total indebtedness was $3,816 million (excluding capital lease obligations), consisting of borrowings under the Senior Secured Credit Facilities and the 6% Senior Notes. As of December 31, 2014, certain of our subsidiaries have an additional $285 million of unused commitments outstanding under the revolving portion of the Senior Secured Credit Facilities (excluding outstanding letters of credit, if any). Under the Senior Secured Credit Facilities, certain of our subsidiaries have the right to request additional commitments for new term loans and to increase the size of the existing revolving credit facility in an aggregate principal amount not to exceed (i) $300.0 million and (ii) the amount of new term loans and increased revolving credit commitments such that the senior secured first lien net leverage ratio shall be no greater than 3.75 to 1.00 after giving effect to such increases (assuming such revolving credit commitments are fully borrowed).

Our substantial level of indebtedness could adversely affect our financial condition and increase the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our substantial indebtedness, combined with our other existing and any future financial obligations and contractual commitments, could have important consequences. For example, it could:

•

make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations under any of our debt instruments, including restrictive covenants, could result in an event of default under the agreements governing such indebtedness;

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing funds available for working capital, capital expenditures, acquisitions, selling and marketing efforts, research and development and other purposes;

•	increase our vulnerability to adverse economic and industry conditions, which could place us at a competitive disadvantage compared to our competitors that have relatively less indebtedness;
•	cause us to incur substantial fees from time to time in connection with debt amendments or refinancings;
•	increase our exposure to rising interest rates because a portion of our borrowings is at variable interest rates;
•	place us at a disadvantage compared to our competitors that have less debt;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate; and
•

limit our ability to borrow additional funds, or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions, selling and marketing efforts, research and development and other corporate purposes.

Despite our level of indebtedness, we are able to incur more debt and undertake additional obligations. Incurring such debt or undertaking such additional obligations could further exacerbate the risks our indebtedness poses to our financial condition.

We, including our subsidiaries, may be able to incur significant additional indebtedness in the future. Although the credit agreement governing the Senior Secured Credit Facilities and the indentures governing the outstanding notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and any indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent our subsidiaries from incurring obligations that do not constitute indebtedness, may be waived by certain votes of debt holders and, if our subsidiaries refinance existing indebtedness, such refinancing indebtedness may contain fewer restrictions on our subsidiaries’ activities. To the extent new indebtedness is added to our and our subsidiaries’ currently anticipated indebtedness levels, the related risks that we and our subsidiaries face could intensify.

While the credit agreement governing the Senior Secured Credit Facilities and the indentures governing IMS Health’s and Healthcare Technology Intermediate, Inc.’s, our wholly-owned subsidiary, outstanding notes also contain restrictions on making certain loans and investments, these restrictions are subject to a number of qualifications and exceptions, and the investments incurred in compliance with these restrictions could be substantial.

Restrictions imposed in the Senior Secured Credit Facilities and IMS Health’s and Healthcare Technology Intermediate, Inc.’s other outstanding indebtedness, including the indentures governing IMS Health’s and Healthcare Technology Intermediate, Inc.’s outstanding notes, may limit our ability to operate our business and to finance our future operations or capital needs or to engage in other business activities.

The terms of the Senior Secured Credit Facilities restrict IMS Health and its restricted subsidiaries from engaging in specified types of transactions. These covenants restrict the ability of IMS Health and its restricted subsidiaries, among other things, to:

•	incur liens;
•	make investments and loans;
•	incur indebtedness or guarantees;
•	issue preferred stock of a restricted subsidiary;
•	issue disqualified equity;
•	engage in mergers, acquisitions and asset sales;
•	declare dividends, make payments or redeem or repurchase equity interests;
•	alter the business IMS Health and its restricted subsidiaries conduct;
•	make restricted payments;
•	enter into agreements limiting restricted subsidiary distributions;
•	prepay, redeem or purchase certain indebtedness; and
•	engage in certain transactions with affiliates.

In addition, the revolving credit facility and the new term loans under our senior secured credit facility require IMS Health to comply with a quarterly maximum senior secured net leverage ratio test and minimum interest coverage ratio test, which become more restrictive over time. IMS Health’s ability to comply with these financial covenants can be affected by events beyond our control, and IMS Health may not be able to satisfy them. Additionally, the restrictions contained in the indentures governing the outstanding notes could also limit our ability to plan for or react to market conditions, meet capital needs or make acquisitions or otherwise restrict our activities or business plans.

A breach of any of these covenants could result in a default under the Senior Secured Credit Facilities or the indentures governing the outstanding notes, which could trigger acceleration of our indebtedness and may result in the acceleration of or default under any other debt to which a cross-acceleration or cross-default provision applies, which could have a material adverse effect on our business, operations and financial results. In the event of any default under the Senior Secured Credit Facilities, the applicable lenders could elect to terminate borrowing commitments and declare all borrowings and loans outstanding, together with accrued and unpaid interest and any fees and other obligations, to be due and payable. In addition, or in the alternative, the applicable lenders could exercise their rights under the security documents entered into in connection with the Senior Secured Credit Facilities. Healthcare Technology Intermediate Holdings, Inc., IMS Health and the other subsidiary guarantors have pledged substantially all of their tangible and intangible assets (subject to customary exceptions) as collateral under the Senior Secured Credit Facilities, including the stock and the assets of certain of our current and future wholly owned U.S. subsidiaries and a portion of the stock of certain of our non-U.S. subsidiaries.

If we were unable to repay or otherwise refinance these borrowings and loans when due, the applicable lenders could proceed against the collateral granted to them to secure that indebtedness, which could force us into bankruptcy or liquidation. In the event the applicable lenders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. Any acceleration of amounts due under the credit agreement governing the Senior Secured Credit Facilities or the exercise by the applicable lenders of their rights under the security documents would likely have a material adverse effect on us.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations and to fund our planned capital expenditures, acquisitions and other ongoing liquidity needs depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. There can be no assurance that we will maintain a level of cash flows from operating activities or that future borrowings will be available to IMS Health or certain of its subsidiaries under the Senior Secured Credit Facilities or otherwise in an amount sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness and fund our planned capital expenditures, acquisitions and other ongoing liquidity needs.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The Senior Secured Credit Facilities and the indentures governing the outstanding notes restrict the ability of IMS Health and its restricted subsidiaries to dispose of assets and use the proceeds from any such disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet our debt service obligations.

A ratings downgrade or other negative action by a ratings organization could adversely affect the trading price of the shares of our common stock.

Credit rating agencies continually revise their ratings for companies they follow. The condition of the financial and credit markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future. In addition, developments in our business and operations could lead to a ratings downgrade for us or our subsidiaries. Any such fluctuation in the rating of us or our subsidiaries may impact our ability to access debt markets in the future or increase our cost of future debt which could have a material adverse effect on our operations and financial condition, which in return may adversely affect the trading price of shares of our common stock.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our executive offices are located at 83 Wooster Heights Road, Danbury, Connecticut in a leased property (approximately 24,000 square feet).

Our property is geographically distributed to meet our sales and operating requirements worldwide. Our properties and equipment are generally considered to be both suitable and adequate to meet current operating requirements and virtually all space is being utilized.

As of the date of this report, we own one property in Buenos Aires, Argentina (approximately 12,000 square feet); one property in Caracas, Venezuela (approximately 8,800 square feet); two properties in Los Ruices, Venezuela (approximately 4,000 square feet); one property in Lisbon, Portugal (approximately 10,000 square feet); and one property in Bangalore, India (approximately 374,000 square feet). Our operations are also conducted from 28 leased offices located throughout the United States and 111 leased offices in non-U.S. locations.

Item 3. Legal Proceedings

As a company operating in more than 100 countries, we are involved in a variety of legal and tax proceedings, claims and litigation that arise from time to time in the ordinary course of business. These actions may be commenced by various parties, including competitors, clients, current or former employees, government agencies or others. We record a provision with respect to a proceeding, claim or litigation when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. However, even in instances where we have recorded an estimated liability, we are unable to predict with certainty the final outcome of the matter or whether resolution of the matter will materially affect our results of operations, financial position or cash flows. As additional information becomes available, we adjust our assessment and estimates of such liabilities accordingly.

Further, we routinely enter into agreements with our suppliers to acquire data and with our clients to sell data, all in the normal course of business. In these agreements, we sometimes agree to indemnify and hold harmless the other party for any damages such other party may suffer as a result of potential intellectual property infringement and other claims related to the use of the data. We have not accrued liability with respect to these matters, as the exposure is considered remote.

Based on our review of the latest information available, management does not expect the impact of pending legal and tax proceedings, claims and litigation, either individually or in the aggregate, to have a material adverse effect on our results of operations, cash flows or financial position. However, one or more unfavorable outcomes in any claim or litigation against us could have a material adverse effect for the period in which it is resolved. The following is a summary of the more significant legal matters involving the company.

On June 5, 2009, Associacao Nacional de Farmacias (“ANF”) and Farminveste – Investimentos, Participacoes e Gestuo, S.A. (“Farminveste”) filed claims against IMS Health Portugal, Lda. (“IMS Portugal”) for breaching a 2008 agreement among the parties for approximately €21 million. IMS Portugal counterclaimed against ANF and Farminveste for approximately €19 million for damages and loss. In 2011, the Arbitration Tribunal ruled that ANF was liable to IMS Portugal for up to €14 million for damage caused to IMS Portugal’s business. The actual amount of damages will be adjudicated in a separate proceeding before the Lisbon Court of First Instance and the date has yet to be set. Prior to the commencement of the arbitration proceeding, the Lisbon Court of First Instance separately seized approximately €18.3 million from IMS Portugal in a non-interest bearing court escrow account. Under Portuguese civil procedure, the seized funds will remain in court escrow until there is a final and unappealable judicial judgment in respect of the arbitration proceeding. The arbitration decision was appealed to the Lisbon Court of Appeals, which denied ANF’s appeal of the arbitration decision on its claims, and also ruled the arbitration panel did not have jurisdiction to decide IMS Portugal’s counterclaims. The appeals court decision was appealed further to the Supreme Court of Portugal, and that appeal is pending.

On July 24, 2013, Symphony Health Solutions and two of its subsidiaries (collectively “Symphony”) filed a lawsuit in the U.S. District Court for the Eastern District of Pennsylvania against IMS Health alleging anticompetitive business practices in violation of the Sherman Antitrust Act and Pennsylvania state law. The complaint seeks trebled actual damages in an unspecified amount, punitive damages, costs and injunctive relief. IMS Health asserted various counterclaims against Symphony, including for misappropriation of trade secrets, tortious interference and unfair competition. We believe the complaint is without merit, reject all claims raised by Symphony and intend to vigorously defend IMS Health’s position and pursue the counterclaims.

On December 20, 2013, IMS Health filed a lawsuit in the U.S. District Court for the District of Delaware against Symphony for infringement of three patents seeking injunctive relief and damages. While we intend to vigorously litigate these patents and pursue our legal rights, we can offer no assurance as to when the pending litigation will be decided or whether the lawsuit will be successful.

Our wholly-owned subsidiary, IMS Government Solutions Inc., is primarily engaged in providing services and products under contracts with the U.S. government. U.S. government contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. government have the ability to investigate whether contractors’ operations are being conducted in accordance with such requirements. IMS Government Solutions discovered potential noncompliance with various contract clauses and requirements under its General Services Administration Contract (the “GSA Contract”) which was awarded in 2002 to its predecessor company, Synchronous Knowledge Inc. (Synchronous Knowledge Inc. was acquired by IMS Health in May 2005). The potential noncompliance arose from three primary areas: first, at the direction of the government, work performed under one task order was invoiced under another task order without the appropriate modifications to the orders being made; second, personnel who did not meet strict compliance with the labor categories component of the qualification requirements of the GSA Contract were assigned to contracts; and third, certain discounts that were given to commercial customers were not also offered to the government, in alleged violation of the GSA Contract’s Price Reductions Clause. Upon discovery of the potential noncompliance, we began remediation efforts, promptly disclosed the potential noncompliance to the U.S. government, and were accepted into the Department of Defense Voluntary Disclosure Program. We filed a Voluntary Disclosure Program Report on August 29, 2008. In September 2014, the General Services Administration offered to settle the third matter described above (i.e., the Price Reductions Clause aspect of the Disclosure Report) for $1.5 million, in-line with the amount we had recorded for this area of potential noncompliance. We are discussing the terms of settlement with the government for this Price Reductions Clause issue. We are currently unable to determine the outcome of these matters pending the resolution of the Voluntary Disclosure Program process and the ultimate liability arising from these matters could exceed its current reserves.

On February 13, 2014, a group of approximately 1,200 medical doctors and 900 private individuals filed a civil lawsuit with the Seoul Central District Court against IMS Health Korea Ltd. (“IMS Korea”) and two other defendants, the Korean Pharmaceutical Association (“KPA”) and the Korean Pharmaceutical Information Center (“KPIC”). The civil lawsuit alleges KPA and KPIC collected their personal information in violation of applicable privacy laws without the necessary consent through a software system installed on pharmacy computer systems in Korea, and that personal information was transferred to IMS Korea and sold to pharmaceutical companies. The plaintiffs are claiming damages in the aggregate amount of approximately $6 million plus interest. We believe the lawsuit is without merit, reject plaintiffs’ claims and intend to vigorously defend IMS Health’s position.

For additional information, see Note 13 to our consolidated financial statements for the year ended December 31, 2014 included elsewhere in this report and “Risk factors—Risks Related to our Business—Litigation or regulatory proceedings could have a material adverse effect on our operating results and financial condition.”

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Stockholder Information

On April 4, 2014, our common stock began trading on The New York Stock Exchange under the symbol “IMS”. Prior to that time, there was no public market for our common stock. At February 6, 2015, there were approximately 57 holders of record of our common stock. Our board of directors declared a cash dividend on our common stock of $2.60 per share in 2013. Our board of directors did not pay a dividend on our common stock in 2014 and does not currently intend to pay dividends on our common stock in the foreseeable future. However, we expect to reevaluate our dividend policy on a regular basis and may, subject to compliance with the covenants contained in our credit facilities and other considerations, determine to pay dividends in the future. The declaration, amount and payment of any future dividends on shares of our common stock will be at the sole discretion of our board of directors, which may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, the implications of the payment of dividends by us to our stockholders or by our subsidiaries to us, and any other factors that our board of directors may deem relevant. High and low market prices of our common stock for 2014 are listed below.

Year ended December 31, 2014	High	Low
Second quarter (from April 4 on)	$26.56	$21.63
Third quarter	$28.48	$25.23
Fourth quarter	$26.68	$23.58

Performance Graph

The following graph shows a comparison from April 4, 2014 (the date our common stock commenced trading on the NYSE) through December 31, 2014 of the cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index (“S&P 500”) and a select peer group. The peer group consists of Cerner Corporation, Covance Inc., The Dun & Bradstreet Corporation, Equifax Inc., Experian plc, FactSet Research Systems Inc., IHS Inc., Gartner, Inc., Moody’s Corporation, McGraw Hill Financial, Inc., MSCI Inc., Nielsen N.V., Quintiles Transnational Holdings Inc., Reed Elsevier N.V., Solera Holdings, Inc., Thomson Reuters Corporation, Verisk Analytics, Inc. and Wolters Kluwer N.V. The companies in our peer group are publicly traded information services or information technology companies, and thus share similar business model characteristics to IMS, or provide services to similar customers as IMS. Many of these companies are also used by our compensation committee for purposes of compensation benchmarking.

The graph assumes that $100 was invested in IMS Health, the S&P 500 and the peer group as of the close of market on April 4, 2014, assumes the reinvestments of dividends, if any.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with our financial statements and notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Annual Report on Form 10-K. The acquisition of IMS Health through the Merger resulted in a new basis of accounting. The term “Predecessor” refers to all periods related to the IMS Health business prior to and including the date of the closing of the Merger on February 26, 2010. The term “Successor” refers to all periods from inception of IMS Health Holdings, Inc. (from October 23, 2009), which includes all periods of IMS Health after the closing of the Merger on February 26, 2010.

	Successor					Predecessor
	Years Ended December 31,					Jan. 1 - Feb. 26,
(in millions, except per share data)	2014	2013	2012	2011	2010	2010
Results of Operations:
Revenue	$2,641	$2,544	$2,443	$2,364	$1,869	$293
Information	1,515	1,525	1,521	1,532	1,234	214
Technology services	1,126	1,019	922	832	635	79
Operating income (loss) (1)	208	354	239	219	68	(98)
Net (loss) income	(189)	82	(42)	111	(118)	(84)

Per Share Information:
(Loss) earnings per share attributable to common shareholders:
Basic	$(0.59)	$0.29	$(0.15)	$0.40	$(0.50)	$(0.46)
Diluted	(0.59)	0.29	(0.15)	0.40	(0.50)	(0.46)
Dividends declared per common share	-	2.60	4.20	-	-	-

Balance Sheet Data:
Total assets	$7,150	$7,999	$8,215	$8,358	$8,220	$2,018
Total long-term liabilities	4,823	6,184	5,689	4,594	4,672	1,390
Shareholders’ equity	1,542	883	1,683	2,971	2,813	33

(1)

Operating income (loss) for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 (Successor) and January 1, 2010 through February 26, 2010 (Predecessor) included severance, impairment and other charges of $33, $16, $48, $31, $54 and ($13), respectively, and merger costs of $-, $-, $2, $23, $65 and $45, respectively. Additionally, Operating income for 2014 included a fee to terminate our management services agreement of $72 million and non-executive phantom stock appreciation rights compensation expense of $30 million, both of which related to our Initial Public Offering. Refer to the Notes to Consolidated Financial Statements for the year ended December 31, 2014, which are included elsewhere in this report, for additional information regarding significant items impacting the Consolidated Statements of Comprehensive Loss during the three years ended December 31, 2014.

Selected Quarterly Financial Data

(in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2014
Revenue	$645	$662	$656	$678	$2,641
Information	381	386	382	366	1,515
Technology services	264	276	274	312	1,126
Operating income (loss) (1)	67	(39)	93	87	208
Net (loss) income	(24)	(220)	47	8	(189)

(Loss) earnings per share attributable to common shareholders:
Basic	$(0.09)	$(0.67)	$0.14	$0.03	$(0.59)
Diluted	(0.09)	(0.67)	0.14	0.03	(0.59)

2013
Revenue	$613	$624	$633	$674	$2,544
Information	378	379	381	387	1,525
Technology services	235	245	252	287	1,019
Operating income (2)	79	97	100	78	354
Net income (loss)	12	8	(20)	82	82

Earnings (loss) per share attributable to common shareholders:
Basic	$0.04	$0.03	$(0.07)	$0.29	$0.29
Diluted	0.04	0.03	(0.07)	0.29	0.29

(1)

Operating income (loss) for the year ended December 31, 2014 included severance, impairment and other charges of $25 million, $4 million and $4 million in the second, third and fourth quarter of 2014, respectively. Additionally, Operating loss for the second quarter of 2014 included a fee to terminate our management services agreement of $72 million and non-executive phantom stock appreciation rights compensation expense of $30 million, both of which related to our Initial Public Offering.

(2)

Operating income for the year ended December 31, 2013 included severance, impairment and other charges of $1 million, $1 million, $(1) million and $15 million in the first, second, third and fourth quarters of 2013, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with the accompanying audited Consolidated Financial Statements and the notes thereto. This discussion and analysis includes forward-looking statements that involve risks and uncertainties. You should read the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” sections of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. The terms “Company,” “IMS,” “we,” “our” or “us,” as used herein, refer to IMS Health Holdings, Inc. and its consolidated subsidiaries unless otherwise stated or indicated by context. Amounts presented may not add due to rounding.

Background

We are a leading global information and technology services company providing clients in the healthcare industry with comprehensive solutions to measure and improve their performance. We have one of the largest and most comprehensive collections of healthcare information in the world, spanning sales, prescription and promotional data, medical claims, electronic medical records and social media. We standardize, organize, structure and integrate this data by applying our sophisticated analytics and leveraging our global technology infrastructure to help our clients run their organizations more efficiently and make better decisions to improve their operational and financial performance. We have a presence in over 100 countries and we generated 63% of our 2014 revenue from outside the United States.

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

On October 23, 2009, we were formed as Healthcare Technology Holdings, Inc. by investment entities affiliated with TPG Global, LLC, CPP Investment Board Private Holdings Inc. and Leonard Green & Partners, L.P (collectively, the “Sponsors”). In December 2013, we changed our name to IMS Health Holdings, Inc. On February 26, 2010, we acquired 100% of the outstanding shares of IMS Health Incorporated (“IMS Health”) through our wholly owned subsidiary Healthcare Technology Acquisition, Inc. (the “Merger”). We were formed for the purpose of consummating the Merger with IMS Health and had no operations from inception other than its investment in IMS Health and its subsidiaries and costs incurred associated with its formation and the Merger.

Initial Public Offering

On April 4, 2014, our common stock began trading on the New York Stock Exchange under the symbol “IMS”. On April 9, 2014, we completed our Initial Public Offering (“IPO”) of our common stock at a price to the public of $20.00 per share. We issued and sold 52 million shares of common stock in the IPO. The selling shareholders offered and sold 22.75 million shares of common stock in the IPO, including 9.75 million shares that were offered and sold by the selling shareholders pursuant to the full exercise of the underwriters’ allotment to purchase additional shares. As of December 31, 2014, the Sponsors collectively remained our majority shareholders. We raised net proceeds of approximately $987 million from the IPO, after deducting underwriting discounts, commissions and related expenses totaling $53 million. We did not receive any of the proceeds from the sale of the shares sold by the selling shareholders.

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

Outlook

The primary factors we expect to impact our results of operations in the near future are set forth below.

•

We believe that we have opportunities to continue to grow revenue from our information offerings and technology services offerings. Revenue from technology service offerings has grown faster than our information offerings over the past three years and we expect this to continue due to our and our clients’ expansion into emerging markets, investments we have made in technology service offerings and the respective size of the untapped addressable market. Although margins are lower on our technology services offerings, we expect our overall operating margins to expand as we continue to benefit from our ability to control costs. We believe the integration of our information offerings and our technology services enable a differentiated value proposition for a client base in need of better solutions. We are in the early stages of penetration into the expanding opportunity we see within our global client base for our technology service offerings.

•

We also expect to benefit from growth in emerging markets, which we believe will continue to grow their healthcare spending over the next five years. Emerging markets currently represent 17% of our total revenue and have grown at about a 12% constant currency compound annual growth rate (“CAGR”) since 2010. We expect that revenue from these markets will grow at a faster rate than those in our developed markets.

•

We will also seek to grow through selective acquisitions in both existing markets and new markets that exhibit positive long-term fundamentals. Since the beginning of 2011, we have invested approximately $650 million of capital in 28 acquisitions. As the global healthcare landscape evolves, we expect that there will be a growing number of acquisition opportunities across the life sciences, payer and provider sectors. We will continue to invest in strategic acquisitions to grow our platform and enhance our ability to provide more products and services to our clients and expect to seek opportunities primarily in the areas of technological platforms, data suppliers and consulting services providers.

Acquisitions

We completed several acquisitions during 2014, 2013 and 2012 to enhance our capabilities and offerings in certain areas, including technology services. During 2014, we acquired, at a total cost of approximately $60 million, Aileron Solutions, LLC, Global Channel Marketing Solutions, Forcea NV, Kent Capital and the consumer health businesses of Nielsen Holdings N.V. in certain European markets. During 2013, we acquired, at a total cost of approximately $129 million, Vedere Group Limited, Appature, Inc., Semantelli, LLC, 360 Vantage, LLC, Incential Software, Inc., Diversinet Corp., the consumer health businesses of Nielsen Holdings N.V. in certain other European markets, HCM-BIOS, Pygargus AB and Amundsen Group, Inc. During 2012, we acquired, at a total cost of approximately $77 million, PharmARC Analytical Solutions Private Limited, Pharmadata s.r.o., Suomen Lääkedata Oy, DecisionView, Inc., PharmaDeals Ltd., Tar Heel Trading Company, LLC, Life Science Partners Pty Limited, Pharmexpert Group and Marina Consulting, LLC. See Note 3 to our Consolidated Financial Statements for additional information with respect to these acquisitions. The results of operations of acquired businesses have been included since the date of acquisition and were not significant to our consolidated results of operations.

In addition to the completed acquisitions, we announced in June 2014 our intention to acquire certain Cegedim Information Solutions and Customer Relationship Management (CRM) businesses for €385 million (approximately $430 million, assuming an exchange rate of $1.12 to each Euro) in cash. Cegedim, headquartered in Paris, France, is a global technology and services company specializing in healthcare whose offerings help pharmaceutical companies manage their sales and marketing operations. In October 2014, we announced that following the successful completion of works council information and consultation requirements in certain countries, the Cegedim board of directors approved our offer and a definitive purchase agreement has been executed. In December 2014, all of the material regulatory conditions necessary for the transaction were satisfied. As part of that approval, we are required to divest our promotional audit business in Europe that had approximately $2 million of revenues in 2014 prior to closing. We expect to finance this acquisition through a mix of cash on hand and existing credit facilities, with no material impact on our leverage ratio. The proposed transaction is subject to customary closing conditions. We anticipate the transaction will close early in the second quarter of 2015.

Sources of Revenue

Revenue is generated in each region through our local sales teams that manage client relationships within each region, reporting locally to country managers and up to regional managers. These sales teams go to market locally with our full suite of information and technology services offerings. Our top 1,000 clients accounted for over 92% of our total revenue in each of the last three fiscal years. Total global 2014 revenue from our information offerings represented 57% of our total revenue and primarily included revenue we earned from various information offerings developed to meet our clients’ needs by using data secured from a worldwide network of suppliers. From 2011 to 2014, the retention rate for our top 1,000 clients purchasing information offerings was 99% and these clients accounted for over 93% of our information revenue in each of the last three fiscal years. In addition, approximately 90% of our information revenue in each of the last three fiscal years came from subscription or license-based contracts. As a result, historically our information revenue has been recurring and predictable. Total global 2014 revenue from our technology services offerings represented 43% of our total revenue. Revenue from technology services consists of a mix of revenue from small and large-scale services and consulting projects, multi-year outsourcing contracts and software licenses. Approximately 35% of our technology services revenue in each of the last three fiscal years was recurring in nature, primarily driven by subscription and license-based contracts. Our information and technology services offerings complement each other and can provide enhanced value to our clients when delivered in an integrated fashion, with each driving demand for the other.

Costs and Expenses

Our costs and expenses are comprised primarily of direct costs of revenue and selling and administrative expenses.

Our costs of revenue consist of operating costs of information and direct and incremental costs of technology services. Operating costs of our information offerings include costs attributable to personnel involved in production, data management and delivery, and the costs of acquiring and processing data for our information offerings. Our direct and incremental costs of our technology services offerings are comprised of costs of staff directly involved with delivering technology-related services offerings and engagements, related accommodations and the costs of data purchased specifically for technology services engagements. Direct and incremental costs of technology services do not include an allocation of direct costs of data that are included in operating costs of information as we do not have a meaningful way to allocate direct costs of data between information and technology services revenue. As a result, direct and incremental costs of technology services do not reflect the total costs incurred to deliver our technology services offerings.

Selling and administrative expenses consist primarily of expenses attributable to sales, marketing, and administration, including human resources, legal, finance and general management.

Results excluding the Effects of Foreign Currency Translation and Certain Charges

We report results in U.S. dollars, but we do business on a global basis. Exchange rate fluctuations affect the U.S. dollar value of foreign currency revenue and expenses and may have a significant effect on our results. The discussion of our financial results in this report includes comparisons with the prior year in constant currency terms, using consistent exchange rates. We believe this information facilitates comparison of the underlying results over time. During 2014, the U.S. dollar was generally stronger against the other currencies in which we transact business as compared to 2013. The revenue growth at actual currency rates was lower than the growth at constant currency exchange rates. See “—How Exchange Rates Affect our Results” and “—Quantitative and Qualitative Disclosures about Market Risk” below for a more complete discussion regarding the impact of foreign currency translation on our business.

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

Results of Operations

Summary of Results

	Years Ended December 31,
(in millions)	2014	2013	2012
Revenue	$2,641	$2,544	$2,443
Information	1,515	1,525	1,521
Technology services	1,126	1,019	922
Operating costs of information, exclusive of depreciation and amortization	665	648	675
Direct and incremental costs of technology services, exclusive of depreciation and amortization	573	520	476
Selling and administrative expenses, exclusive of depreciation and amortization	721	596	579
Depreciation and amortization	441	410	424
Severance, impairment and other charges	33	16	48
Merger costs	—	—	2
Operating Income	208	354	239
Interest income	4	4	4
Interest expense	(221)	(332)	(275)
Other loss, net	(276)	(74)	(29)
Non-Operating Loss, Net	(493)	(402)	(300)
Loss before income taxes	(285)	(48)	(61)
Benefit from income taxes	96	130	19
Net (Loss) Income	$(189)	$82	$(42)

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

	Years Ended December 31,
(in millions)	2014	2013	2012
Net (Loss) Income	$(189)	$82	$(42)
Benefit from income taxes	(96)	(130)	(19)
Other loss, net	276	74	29
Interest expense	221	332	275
Interest income	(4)	(4)	(4)
Merger costs	—	—	2
Depreciation and amortization	441	410	424
Deferred revenue purchase accounting adjustments	4	2	7
Non-cash stock-based compensation charges(1)	58	22	19
Restructuring and related charges(2)	39	23	54
Acquisition-related charges(3)	24	10	11
Sponsor monitoring fees(3)	74	8	8
Non-executive phantom SARs compensation expenses(4)	30	—	—
Adjusted EBITDA	$878	$829	$764

(1)	Non-cash stock-based compensation charges are included in Operating costs of information, Direct and incremental costs of technology services and Selling and administrative expenses as follows:

	Years Ended December 31,
(in millions)	2014	2013	2012
Operating costs of information	$6	$3	$2
Direct and incremental costs of technology services	5	2	1
Selling and administrative expenses	47	17	16

(2)

Restructuring and related charges includes severance and impairment charges and the cost of employee and third-party charges related to dual running costs for knowledge transfer activities. Dual running costs for knowledge transfer activities of $6 million in each of the years ended December 31, 2014, 2013 and 2012, respectively, are primarily included in Operating costs of information.

(3)	Acquisition-related charges and Sponsor monitoring fees are included in Selling and administrative expenses.
(4)

Non-executive phantom SARs compensation expenses of $10 million and $20 million for the year ended December 31, 2014 are included in Operating costs of information and Selling and administrative expenses, respectively.

Revenue

Total revenue grew 3.8% to $2,641 million in 2014 compared to $2,544 million in 2013, or 5.9% on a constant currency basis. Revenue from our information offerings decreased 0.7%, or grew 1.7% on a constant currency basis in 2014. Revenue from our technology services offerings grew 10.6% and grew 12.3% on a constant currency basis in 2014. Constant currency growth in the Americas and EMEA (countries in Europe, the Middle East and Africa) regions contributed approximately 85% of our total revenue growth during 2014 compared to 2013. The constant currency increase in information offerings was driven by growth in almost all our geographies, with the largest contribution coming from EMEA. The constant currency increase in technology services offerings was primarily driven by increases in technology and applications, workflow analytics and real-world evidence in the Americas and EMEA.

Total revenue grew 4.2% to $2,544 million in 2013 compared to $2,443 million in 2012, or 6.1% on a constant currency basis. Revenue from our information offerings increased slightly and grew 2.6% on a constant currency basis in 2013. Revenue from our technology services offerings grew 10.5% and grew 11.3% on a constant currency basis in 2013. Growth in the Americas and Asia Pacific regions contributed approximately three-fourths of our total revenue growth during 2013 compared to 2012. The constant currency increase in information offerings was driven by growth in Latin America and Asia, partially offset by a decline in Canada. The constant currency increase in technology services offerings was primarily driven by increases in workflow analytics in the Americas and Japan and technology and applications in the Americas and EMEA.

Operating Costs of Information, exclusive of Depreciation and Amortization

Operating costs of information offerings increased $17 million, or 2.5%, in 2014 compared to 2013. Excluding the effect of foreign currency translation of negative $10 million, non-executive Phantom SARs compensation expense of $10 million, non-cash stock-based compensation charges and restructuring and related charges, operating costs of information increased 2.1% in 2014 compared to 2013. The constant currency increase in operating costs of information was primarily due to an increase in data costs of approximately $13 million as we continue to invest in new data sources and compensation costs of $8 million, with the latter in part due to an increase in headcount of approximately 140 employees from December 2013. This increase was partially offset by lower professional fees and information technology expense of approximately $3 million each.

Operating costs of information offerings declined $27 million, or 4.0%, in 2013 compared to 2012. Excluding the effect of foreign currency translation of negative $11 million, non-cash stock-based compensation charges and restructuring and related charges, operating costs of information decreased 2.7%. The constant currency decline in operating costs of information was primarily due to reductions in compensation costs of $8 million and in third-party professional services costs of $13 million resulting from our continuing restructuring efforts and the shift to our low cost production hubs, and lower occupancy costs of $10 million, partially offset by an increase in headcount of approximately 400 employees and normal annual merit salary increases.

Direct and Incremental Costs of Technology Services, exclusive of Depreciation and Amortization

Direct and incremental costs of technology services offerings grew $53 million, or 10.3%, in 2014 compared to 2013. Excluding the effect of foreign currency translation of negative $7 million and non-cash stock-based compensation charges, direct and incremental costs of technology services grew 11.0% in 2014 compared to 2013. The constant currency increase in direct and incremental costs of technology services was driven primarily by increased compensation costs of approximately $44 million due to an increase in headcount of approximately 350 employees from December 2013 to support the growth in our technology services offerings and normal annual merit salary increases. Additionally, data costs and professional fees increased by approximately $8 million and $6 million, respectively, compared to 2013.

Direct and incremental costs of technology services offerings grew $44 million, or 9.3%, in 2013 compared to 2012. Excluding the effect of foreign currency translation of negative $6 million and non-cash stock-based compensation charges, direct and incremental costs of technology services grew 10.3% in 2013 compared to 2012. The constant currency increase in direct and incremental costs of technology services was driven primarily by increased compensation costs of $59 million, including approximately 700 more employees in 2013, to support the growth in our technology services revenue.

Selling and Administrative Expenses, exclusive of Depreciation and Amortization

Selling and administrative expenses grew $125 million, or 21.0%, in 2014 compared to 2013. Included in Selling and administrative expenses for 2014 was $72 million related to the termination of the management services agreement with affiliates of the Sponsors and $20 million of non-executive Phantom SARs compensation expense. Excluding the effect of foreign currency translation of negative $7 million, sponsor monitoring fees, non-executive Phantom SARs compensation expense, non-cash stock-based compensation charges and acquisition-related charges, selling and administrative expenses increased 0.5% in 2014 compared to 2013. The constant currency increase in selling and administrative expenses primarily resulted from an increase in compensation of approximately $34 million, primarily resulting from normal annual merit salary increases, higher selling and administrative headcount of approximately 240 employees from December 2013 from acquisitions and increased staff to drive software development and revenue and an increase in legal fees of $7 million, partially offset by lower consulting expense of approximately $14 million, higher deferrals to computer software for new product development and a decrease in the fair value estimate of our contingent consideration liability. Additionally, both occupancy and information technology costs increased by approximately $6 million each, related to the increased number of employees.

Selling and administrative expenses grew $17 million, or 2.9%, for 2013 compared to 2012. Excluding the effect of foreign currency translation of negative $10 million, non-cash stock-based compensation charges, acquisition-related charges and sponsor monitoring fees, selling and administrative expenses grew 4.9% in 2013 compared to 2012. The constant dollar increase in selling and administrative expenses was primarily due to increases in compensation of $42 million resulting from normal annual merit salary increases, higher selling and administrative headcount of approximately 500 employees from recently completed acquisitions and increased sales staff to drive revenue.

Depreciation and Amortization

Depreciation and amortization expense increased $31 million, or 7.6%, in 2014 compared to 2013. The increase was primarily due to higher capital expenditures and additions to deferred software, in part due to expenditures for our new global delivery center in Bangalore, India, as well as increased investment for future growth.

Depreciation and amortization expense decreased $14 million, or 3.3%, in 2013 compared to 2012 primarily due to the absence of depreciation in 2013 for assets related to an impaired property lease recorded at the end of the third quarter of 2012.

Severance, Impairment and Other Charges

Severance, impairment and other charges in 2014 were $33 million. The 2014 charge was primarily comprised of $22 million of severance, $8 million for impaired leases for properties in the U.S. and $3 million for the write-down of certain assets and contract-related charges for which we will not realize any future economic benefits.

Severance, impairment and other charges in 2013 were $16 million, comprised of $12 million of severance and $3 million for an impaired lease for a property in the U.S., both of which were recorded in the fourth quarter of 2013, and $4 million related to impaired leases for properties in the U.S. and $3 million for contract-related charges for which we will not realize any future economic benefits. These charges were partially offset by the reversal of approximately $6 million of severance accruals for terminations recorded in 2012 due to the favorable settlement of required termination benefits and strategic business changes.

Severance, impairment and other charges in 2012 were $48 million, comprised of $23 million of severance, $23 million related to the write-down of certain assets to their net realizable values, $4 million for contract-related charges for which we did not realize any future economic benefits and $9 million for the exit of leased facilities in the U.S. and Europe. Approximately $29 million of these charges were recorded in the fourth quarter of fiscal 2012. These charges were partially offset by reversals of approximately $11 million in the fourth quarter of 2012 of severance accruals related to termination benefits recorded in 2010.

See Severance, Impairment and Other Charges below for further information.

Merger Costs

We incurred $2 million in 2012 for employment contract related payments as a result of the Merger. There were no merger costs recorded in 2013 or 2014.

Operating Income

Operating income was $208 million in 2014, a decline of $146 million, or 41.3%, compared to 2013. This decrease was due to $72 million related to the termination of the management services agreement with affiliates of the Sponsors, $30 million of non-executive Phantom SARs compensation expense and other increases in operating expenses discussed above, partially offset by the revenue growth. Operating income for 2014 decreased $121 million in constant currency terms compared to 2013. Absent the impact of non-cash stock-based compensation charges, acquisition-related charges, restructuring and related charges, purchase accounting adjustments, sponsor monitoring fees and non-executive Phantom SARs compensation expense, operating income increased 1.9% at reported foreign currency rates and 6.4% on a constant currency basis for 2014.

Operating income grew $115 million, or 48.0%, in 2013 compared to 2012. This increase was due to the revenue growth discussed above and decreases in operating costs of information offerings of $27 million, depreciation and amortization of $14 million and severance, impairment and other charges of $32 million, partially offset by increases in direct and incremental costs of technology services offerings of $44 million and selling and administrative expenses of $17 million. Operating income for 2013 increased $127 million in constant currency terms. Absent the impact of restructuring and related charges, merger costs, purchase accounting adjustments, non-cash stock-based compensation charges, acquisition-related charges and sponsor monitoring fees, operating income for 2013 grew 12.1% at reported foreign currency rates and 15.8% on a constant currency basis.

Trends in Operating Margins

Operating margins were 7.9%, 13.9% and 9.8% in 2014, 2013 and 2012, respectively. Margins were negatively impacted by sponsor monitoring fees, non-executive Phantom SARs compensation expense, non-cash stock-based compensation charges, acquisition-related charges, restructuring and related charges, merger costs and purchase accounting adjustments. Excluding these charges, operating margins were 26.0%, 26.5% and 24.5% in 2014, 2013 and 2012, respectively.

Non-Operating Loss, net

Non-operating loss, net was $493 million in 2014, an increase of $91 million compared to 2013. Included in the non-operating loss for 2014 was $151 million of make-whole premium and $68 million for the write-off of debt issuance costs and discounts, both of which were related to the redemption of our 12.5% Senior Notes and Senior PIK Notes in April 2014, $13 million of debt extinguishment losses and third-party fees related to the 2014 amendment of our Senior Secured Credit Facilities and $49 million related to the remeasurement of our Venezuelan Bolívar account balances. Included in the non-operating loss for 2013 was $12 million of debt extinguishment losses and third-party fees related to the amendment of our Term loan B in February 2013 and a $14 million charge related to the official devaluation of Venezuela’s current exchange rate. See Note 6 to our Consolidated Financial Statements for further information on the remeasurement of our Venezuelan Bolívar account balances and Note 7 for the debt transactions. Additionally, revaluation of other non-functional assets and liabilities, translation of non-functional currency debt and hedge of non-U.S. dollar anticipated royalties were a $4 million gain in 2014 compared to a $45 million loss in 2013. Partially offsetting this variance was interest expense, net of interest income, which was $111 million lower than in 2013, primarily due to the redemption of our 12.5% Senior Notes and Senior PIK Notes in April 2014.

Non-operating losses increased $102 million, or 33.8%, in 2013 compared to 2012. The increase was due to higher net interest expense of $57 million resulting from higher debt balances in 2013, higher net foreign exchange losses of $33 million, which included a $14 million loss in 2013 from the devaluation of the Venezuelan Bolívar, and $12 million of debt extinguishment expenses and third-party fees related to the amendment of our term loan in February 2013.

Taxes

We operate in more than 100 countries around the world and our earnings are taxed at the applicable income tax rate in each of these countries. As required, we compute interim taxes based on an estimated annual effective tax rate.

Our tax benefit for 2014 was primarily due to a significant amount of deductible expenses in the U.S. during 2014 related to the redemption of our 12.5% Senior Notes and Senior PIK Notes, the termination of the management services agreement with affiliates of the Sponsors and non-executive Phantom SARs compensation expense. In addition, our effective tax rate was impacted as a result of profits generated in non-U.S. tax jurisdictions with lower tax rates than the U.S. statutory tax rate and by deferred U.S. income tax expense related to non-U.S. earnings net of associated tax credits. We also recorded a tax benefit of $6 million in the second quarter of 2014 as a result of the conclusion of a U.S. Federal income tax examination for 2010 and 2011. In 2014, we recorded a tax charge of $3 million for interest and penalties related to unrecognized tax benefits. As of December 31, 2014, we had $28 million of unrecognized tax benefits that if recognized would favorably affect the effective tax rate and $9 million of interest and penalties associated with unrecognized tax benefits.

In 2014, we completed the restructuring of our foreign operations and fully integrated our U.K., Spain and Austria businesses under the Company's main European holding company in Switzerland. The initial steps of the restructuring started during the fourth quarter of 2013. The restructuring significantly affected the book over tax basis differences among group members and the ultimate worldwide tax cost of a theoretical recognition of such differences. As a result, the associated deferred tax liability was reduced by approximately $5 million and $86 million as of December 31, 2014 and 2013, respectively.

In 2013, our effective tax rate was favorably impacted by a tax reduction of $10 million as a result of the conclusion of U.S. audits. In connection with one of the audits, we received a $47 million refund for which a receivable had been previously established. We also recorded tax reductions of $5 million as a result of the expiration of various statutes of limitation and $2 million for the reversal of a valuation allowance due to a change in enacted state tax law changes. In 2013, we recorded a tax charge of $2 million for interest and penalties related to unrecognized tax benefits. As of December 31, 2013, we had $38 million of unrecognized tax benefits that if recognized would favorably affect the effective tax rate and $11 million of interest and penalties associated with unrecognized tax benefits.

In 2012, our effective tax rate was favorably impacted by a reduction of $7 million to deferred tax liability and a tax reduction of $5 million as a result of the expiration of certain statutes of limitation. In 2012, we recorded a tax charge of $3 million for interest and penalties related to unrecognized tax benefits. As of December 31, 2012, we had $39 million of unrecognized tax benefits that if recognized would favorably affect the effective tax rate and $10 million of interest and penalties associated with unrecognized tax benefits.

We file numerous consolidated and separate income tax returns in U.S. (federal and state) and non-U.S. jurisdictions. With few exceptions, we are no longer subject to U.S. federal income tax examination by tax authorities for years before 2012, in state and local jurisdictions for years prior to 2010, and in our material non-U.S. jurisdictions prior to 2008. It is reasonably possible that within the next twelve months we could realize $3 million of unrecognized tax benefits as a result of the expiration of certain statutes of limitation.

For all years presented, our effective tax rate was reduced as a result of global tax planning initiatives. While we intend to continue to seek global tax planning initiatives, there can be no assurance that we will be able to successfully identify and implement such initiatives to reduce or maintain our overall tax rate.

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

The following represents selected geographic information for the regions in which we operate.

(in millions)	Americas(1)	EMEA(2)	Asia Pacific(3)	Corporate & Other	Total
As of or For the Years Ended December 31,
2014
Revenue(4)	$1,205	$989	$447	$—	$2,641
Operating income (loss)(5)	288	246	130	(456)	208
Total assets	3,833	1,945	1,202	170	7,150

2013
Revenue(4)	$1,160	$936	$448	$—	$2,544
Operating income (loss)(5)	304	248	146	(344)	354
Total assets	4,065	2,383	1,333	218	7,999

2012
Revenue(4)	$1,096	$891	$456	$—	$2,443
Operating income (loss)(5)	293	217	161	(432)	239
Total assets	3,862	2,283	1,635	435	8,215

(1)

Americas includes the United States, Canada and Latin America. Revenue in the United States was $986 million, $935 million and $885 million for the years ended December 31, 2014, 2013 and 2012, respectively. Total U.S. assets were $3,659 million, $3,837 million and $3,638 million at December 31, 2014, 2013 and 2012, respectively.

(2)	EMEA includes countries in Europe, the Middle East and Africa.
(3)

Asia Pacific includes Japan, Australia and other countries in the Asia Pacific region. Revenue in Japan was $252 million, $261 million and $286 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

(in millions)	Americas	EMEA	Asia Pacific
For the Years Ended December 31,
2014	$126	$86	$39
2013	126	87	42
2012	126	84	51

Americas Region

Revenue in the Americas region grew 3.8% in 2014 compared to 2013. On a constant currency basis, revenue grew 5.9% in 2014 compared to 2013. Technology services offerings accounted for almost all of the growth for 2014, primarily driven by the U.S. Revenue in the Americas region grew 5.9% in 2013 compared to 2012. On a constant currency basis, revenue grew 6.9% in 2013 compared to 2012. The constant currency increase in the Americas was the driven primarily by continued strong revenue growth in technology services offerings, which accounted for approximately $57 million of the increase.

Operating income in the Americas region decreased 5.3% in 2014 compared to 2013. On a constant currency basis, operating income decreased 1.2% in 2014 compared to 2013. The decrease in constant currency operating income in 2014 was a result of non-executive Phantom SARS compensation expense of approximately $12 million, impairment of a leased property of $8 million and increases in other operating expenses of $52 million to support the revenue growth in the region, partially offset by revenue growth. Operating income in the Americas region grew 3.9% in 2013 compared to 2012. On a constant currency basis, operating income grew 5.7% in 2013 compared to 2012. The increase in operating income in 2013 was a result of revenue growth in the region, partially offset by increases in operating expenses of $53 million required to support the revenue growth.

EMEA Region

Revenue in the EMEA region grew 5.7% in 2014 compared to 2013. On a constant currency basis, revenue grew 6.4% in 2014 compared to 2013. Approximately two-thirds of the constant currency increase in revenue in EMEA was the result of strong growth in our technology services offerings, especially in North Europe and Central Europe. Additionally revenue from our information offerings was strong in South Europe. Revenue in the EMEA region grew 5.1% in 2013 compared to 2012. On a constant currency basis, revenue grew 3.4% in 2013 compared to 2012. The constant currency increase in revenue in EMEA was the result of strong overall growth in Eastern Europe as well as growth in our technology services offerings, particularly in Central and Northern Europe.

Operating income in the EMEA region decreased 2.1% in 2014 compared to 2013. On a constant currency basis, operating income grew 0.3% in 2014 compared to 2013. The increase in constant currency operating income in 2014 was a result of revenue growth in the region, partially offset by non-executive Phantom SARS compensation expense of approximately $10 million and increases in other operating expenses of $50 million to support the revenue growth. Operating income in the EMEA region grew 14.3% in 2013 compared to 2012. On a constant currency basis, operating income grew 10.8% in 2013 compared to 2012. The increase in constant currency operating income in 2013 was a result of revenue growth in the region, partially offset by increases in operating expenses of $14 million.

Asia Pacific Region

Revenue in the Asia Pacific region declined 0.2% in 2014 compared to 2013. On a constant currency basis, revenue grew 5.0% in 2014 compared to 2013. The constant currency increase in revenue was driven by growth in technology services offerings in Japan and information offerings in China. Revenue in the Asia Pacific region declined 1.8% in 2013 compared to 2012. On a constant currency basis, revenue grew 9.6% in 2013 compared to 2012. The constant currency increase in revenue was driven by overall growth in Japan and China.

Operating income in the Asia Pacific region declined 10.1% in 2014 compared to 2013. On a constant currency basis, operating income declined 1.2% in 2014 compared to 2013. The decrease in constant currency operating income in 2014 was a result of increases in operating expenses of $24 million due to continued investments in the region to drive growth, partially offset by the revenue increase. Operating income in the Asia Pacific region declined 9.1% in 2013 compared to 2012. On a constant currency basis, operating income grew 10.3% in 2013 compared to 2012. The increase in constant currency operating income in 2013 was a result of the revenue increase, partially offset by increases in operating expenses of $6 million due to continued investments in the region to drive growth.

How Exchange Rates Affect our Results

We operate globally, deriving a significant portion of our operating income from non-U.S. operations. As a result, fluctuations in the value of foreign currencies in which we transact business relative to the U.S. dollar may increase the volatility of U.S. dollar operating results. We enter into foreign currency forward contracts to partially offset the effect of currency fluctuations and the impact of these forward contracts is reflected in Other loss, net on the Consolidated Statements of Comprehensive Loss. In 2014, foreign currency translation decreased our U.S. dollar revenue growth by approximately 2.1 percentage points and increased our operating loss 7.0 percentage points. In 2013, foreign currency translation decreased our U.S. dollar revenue and operating income growth by approximately 1.9 and 6.9 percentage points, respectively.

Non-U.S. monetary assets are maintained in currencies other than the U.S. dollar, principally the Swiss Franc, Euro and the Japanese Yen, and as such, the reported values of these assets may be significantly affected by fluctuations in foreign exchange rates. At December 31, 2014, the Swiss Franc, Euro and Japanese Yen exchange rates were weaker against the U.S. Dollar compared to December 31, 2013. Where monetary assets are held in the functional currency of the local entity, changes in the value of these currencies relative to the U.S. dollar are reflected in accumulated other comprehensive income in the Consolidated Statements of Financial Position. The effect of exchange rate changes, which included the charges taken for our Venezuelan operations in both years, decreased the U.S. dollar amount of cash and cash equivalents by $81 million and $37 million during 2014 and 2013, respectively. The effect of exchange rate changes increased the U.S. dollar amount of cash and cash equivalents by $0.4 million during 2012.

Liquidity and Capital Resources

We fund our liquidity needs for capital investment, working capital, and other financial commitments through cash flow from operations and our credit facility. At December 31, 2014, cash and cash equivalents were $390 million and our total indebtedness was $3,793 million. Additionally, we had $285 million available for borrowing under our senior secured credit facility. In addition to operating cash flows, other factors that affect our overall management of liquidity include capital expenditures, software development costs, acquisitions, debt service requirements, adequacy of our revolving credit facility and access to the capital markets.

On April 9, 2014, we completed the initial public offering (“IPO”) of our common stock at a price to the public of $20.00 per share. We issued and sold 52 million shares of common stock in the IPO. The selling shareholders offered and sold 22.75 million shares of common stock in the IPO, including 9.75 million shares that were offered and sold by the selling shareholders pursuant to the full exercise of the underwriters’ allotment to purchase additional shares. We raised net proceeds of approximately $987 million from the IPO, after deducting underwriting discounts, commissions and related expenses totaling $53 million. We did not receive any of the proceeds from the sale of shares by the selling shareholders.

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

Our de-leveraging in connection with our IPO in 2014 improved our credit ratings and financial position and enabled us to issue long-term debt at favorable market rates, including issuance of new Term Loan A debt in April 2014 of $500 million at an average floating rate of 2.5% and re-price and extend tenor on our existing $2,777 million of Term Loan B debt. Because we retired our highest cost debt, our interest expense for the first half of 2015 is estimated to decline by 50% compared to the first half of 2014.

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

•	principal and interest payments of approximately $199 million;
•

development of software to be used in our new products and capital expenditures of $130 million to $140 million to expand and upgrade our information technology capabilities and to build or acquire facilities to house our business;

•	payments of approximately $22 million related to our employee severance plans;
•	pension and other postretirement benefit plan contributions of approximately $9 million; and
•	acquisitions and potential payments for contingent consideration.

Cash Flows

Cash and cash equivalents decreased $335 million to $390 million at December 31, 2014 compared to $725 million at December 31, 2013. The decrease reflects cash used in investing activities of $241 million and financing activities of $123 million, and a decrease of $81 million due to the effect of exchange rate changes, partially offset by cash provided by operating activities of $110 million.

Cash and cash equivalents increased $145 million to $725 million at December 31, 2013 compared to $580 million at December 31, 2012. The increase reflects cash provided by operating activities of $414 million, partially offset by cash used in investing and financing activities of $180 million and $52 million, respectively, and a decrease of $37 million due to the effect of exchange rate changes.

Operating Activities

Net cash provided by operating activities amounted to $110 million for the year ended December 31, 2014 compared to $414 million for the year ended December 31, 2013. Cash flows from operating activities for 2014 reflects lower cash-related net income due to $72 million paid to terminate the management services agreement with affiliates of our Sponsors, $151 million in make-whole premiums related to the repayment of our 12.5% Senior Notes and Senior PIK Notes and $30 million paid to the holders of the outstanding Phantom SARs. Additionally, income tax paid, net of refunds, was $75 million higher in 2014 primarily due to increased taxable profits in 2014 in non-U.S. jurisdictions and a $47 million refund in 2013 related to the conclusion of a U.S. tax audit. Interest paid was $35 million lower in 2014, primarily due to the redemption of the 12.5% Senior Notes in conjunction with our IPO in April 2014, partially offset by interest paid in 2014 related to our Senior PIK Notes. Contributions to our pensions and postretirement benefit plan were $29 million lower in 2014 as 2013 included a voluntary contribution to the U.K Defined Benefit Plan.

Net cash provided by operating activities amounted to $414 million for the year ended December 31, 2013, compared to $399 million for the year ended December 31, 2012. Cash flows from operating activities for 2013 reflects higher cash-related net income and lower professional fees and severance payments in 2013, partially offset by higher funding of accounts payable, higher pension contributions and lower funding of other current assets in 2013 compared to 2012.

Investing Activities

Net cash used in investing activities amounted to $241 million for the year ended December 31, 2014, an increase in cash used of $61 million compared to the year ended December 31, 2013. The increase relates to lower proceeds from short-term investments, net of purchases, higher capital expenditures, including the purchase of an office building in India, higher additions to computer software and a premium paid for the interest rate caps purchased in April 2014, partially offset by lower payments for acquisitions in 2014 compared to 2013.

Net cash used in investing activities amounted to $180 million for the year ended December 31, 2013, a decrease in cash used of $29 million compared to the year ended December 31, 2012. The decrease relates to higher proceeds received from sales of short-term investments, net of purchases, in 2013, partially offset by higher payments for acquisitions, lower proceeds from the sale of assets and higher additions to computer software in 2013 compared to 2012.

Financing Activities

Net cash used in financing activities amounted to $123 million for the year ended December 31, 2014, an increase in cash used of $71 million compared to the year ended December 31, 2013. Cash flows from financing activities for 2014 included the repayment of our 12.5% Senior Notes and Senior PIK Notes and higher payments of acquisition-related contingent consideration of $25 million, partially offset by the net proceeds received from the IPO, proceeds from the issuance of Term Loan A and borrowings, net of repayments under our revolving credit facility. Cash flows from financing activities for 2013 included the dividend paid to shareholders, partially offset by proceeds from our August 2013 debt offering.

Net cash used in financing activities amounted to $52 million for the year ended December 31, 2013, a decrease in cash used of $11 million compared to the year ended December 31, 2012. The decrease relates to lower dividends paid to shareholders and lower repayments, net of borrowings, of our revolving credit facility in 2013, partially offset by lower proceeds from issuance of debt in 2013 compared to 2012.

Liquidity in the Capital and Credit Markets

Credit Concentrations

We continually monitor our positions with, and the credit quality of, the financial institutions that are counterparties to our financial instruments and do not anticipate non-performance by the counterparties. In general, we enter into transactions only with counterparties that are large banks and financial institutions. In addition, we attempt to limit the amount of credit exposure with any one institution. We would not have realized a material loss during the year ended December 31, 2014 in the event of non-performance by any one counterparty. Management continues to monitor the status of these counterparties and will take action, as appropriate, to manage any counterparty credit risk.

We maintain accounts receivable balances ($330 million and $313 million, net of allowances, at December 31, 2014 and 2013, respectively), principally from clients in the pharmaceutical industry. Our trade receivables do not represent significant concentrations of credit risk at December 31, 2014 due to the credit worthiness of our clients and their dispersion across many geographic areas.

Debt

At December 31, 2014, our principal amount of debt totaled $3,816 million. Management does not believe that this level of debt poses a material risk to us due to the following factors:

•	in the last two calendar years combined, we have generated strong net cash provided by operating activities of $524 million;
•	at December 31, 2014, we had $390 million in worldwide cash and cash equivalents; and
•	at December 31, 2014, we had a $500 million revolving credit facility, of which $285 million was unused.

The following table summarizes our debt at the dates indicated:

	December 31,
(in millions)	2014	2013
Senior Secured Credit Facilities:
Senior Secured Term A Loan due 2019—USD LIBOR at average floating rates of 2.40%	$307	$—
Senior Secured Term A Loan due 2019—EUR LIBOR at average floating rates of 2.30%	158	—
Senior Secured Term B Loan due 2021—USD LIBOR at average floating rates of 3.50%	1,735	1,747
Senior Secured Term B Loan due 2021—EUR LIBOR at average floating rates of 3.75%	901	1,030
Revolving Credit Facility due 2019—USD LIBOR at average floating rates of 2.61%	215	—
12.5% Senior Notes due 2018	—	1,000
7.375%/8.125% Senior PIK Toggle Notes due 2018	—	750
6.00% Senior Notes due 2020	500	500
Principal Amount of Debt	3,816	5,027
Less: Unamortized Discounts	(23)	(67)
Total Debt	$3,793	$4,960

Senior Secured Credit Facilities

In March 2014, IMS Health Incorporated (“IMS Health”), our indirect wholly-owned subsidiary, and certain of its subsidiaries, as co-borrowers, entered into an amendment (the “2014 Amendment”) to amend and restate the Second Amended and Restated Credit and Guaranty Agreement, which until such date governed IMS Health’s Senior Secured Credit Facilities (the amended and restated credit agreement resulting from the 2014 Amendment, the “2014 Credit Agreement”). The 2014 Amendment added commitments in respect of new Term A loans (the “New Term Loans”) in the aggregate dollar equivalent amount of $500 million, increased outstanding commitments under the revolving credit facility to $500 million, modified certain interest rates and covenants and made additional modifications to IMS Health’s Senior Secured Credit Facilities. The commitments in respect of the New Term Loans mature in March 2019. The New Term Loans were funded in April 2014 concurrent with our IPO. In addition to the New Term Loans, we have Term B loan commitments and in March 2014, IMS Health reduced the borrowing margins and the EUR LIBOR floor by 25 basis points each, respectively, extended the maturity date to March 2021 for these existing Term B loans and increased the capacity to $500 million and extended the maturity date to March 2019 for the existing Revolving Credit Facility. As a result of the 2014 Amendment, we recorded $11 million of debt extinguishment losses and $2 million of third party fees in Other loss, net during the year ended December 31, 2014.

In February 2013, IMS Health and certain of its subsidiaries entered into an amendment of the then existing senior secured term loans due 2017 (“Term Loan Amendment”) to reduce our borrowing costs. IMS Health reduced the borrowing margins and LIBOR floors by 50 basis points and 25 basis points, respectively, for both the USD and EUR tranches of debt. As a result of the Term Loan Amendment, we recorded $9 million of debt extinguishment losses and $3 million of third party fees in Other loss, net during the year ended December 31, 2013.

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

At December 31, 2014, IMS Health, IMS AG and IMS Japan K.K., as co-borrowers, had an aggregate $500 million revolving credit facility, of which $285 million was unused. The Senior Secured Credit Facilities are secured by a security interest in substantially all of Healthcare Technology Intermediate Holdings, Inc.’s, IMS Health’s and the U.S. subsidiary guarantors’ tangible and intangible assets, including the stock of IMS Health and certain of IMS Health’s U.S. restricted subsidiaries and a portion of the stock of IMS Health’s non-U.S. restricted subsidiaries directly owned by Healthcare Technology Intermediate Holdings, Inc., IMS Health or a U.S. subsidiary guarantor. In addition, the obligations of IMS AG are guaranteed by certain of its Swiss restricted subsidiaries and are secured by certain assets of IMS AG and the Swiss guarantors, including the stock of the Swiss guarantors, and the obligations of IMS Japan K.K. are secured by certain of its assets. There have been no borrowings by IMS AG or IMS Japan K.K. to date.

Senior Notes

In February 2010, IMS Health issued an aggregate principal amount of $1 billion of senior unsecured notes due 2018 (“Old 12.5% Senior Notes”). In order to effect the Recapitalization, we conducted an exchange offer and consent solicitation to exchange the Old 12.5% Senior Notes for new 12.5% Senior Notes due 2018 (“New 12.5% Senior Notes” and, together with Old 12.5% Senior Notes, “12.5% Senior Notes”), and to solicit consents to proposed amendments to the indenture governing the Old 12.5% Senior Notes to permit the Recapitalization. The requisite consents were obtained and 99.96% of the holders of the Old 12.5% Senior Notes agreed to participate in the exchange and received New 12.5% Senior Notes in an equal principal amount. In connection with the IPO, the 12.5% Senior Notes were redeemed in April 2014 at a price equal to 100% of the principal amount of $1 billion, plus accrued interest of $17 million and a make-whole premium of $136 million. We incurred a loss on extinguishment of debt of $189 million in 2014, consisting of the make-whole premium and the write-off of $53 million of debt issuance costs and discounts.

The Recapitalization also included a new offering of $500 million aggregate principal amount of 6% Senior Notes due 2020 (the “6% Senior Notes”). Interest is payable semi-annually each year. The 6% Senior Notes are guaranteed on a senior unsecured basis by IMS Health’s wholly-owned domestic subsidiaries that are guarantors under the Senior Secured Credit Facilities. The 6% Senior Notes have a three-year no call redemption period that expires in October 2015. The Notes can be redeemed at our option at a predetermined redemption price beginning in November 2015.

Senior PIK Notes

In August 2013, Healthcare Technology Intermediate, Inc., our wholly-owned subsidiary, issued $750 million of Senior PIK Notes. The Senior PIK Notes were unsecured obligations of Healthcare Technology Intermediate, Inc. and had a maturity date of September 1, 2018. Interest was to be paid semi-annually in March and September of each year, commencing March 1, 2014. The proceeds, along with cash provided by us, were used to pay an approximate $753 million dividend to our shareholders and for the payment of fees and expenses of the transaction of approximately $17 million. In connection with the IPO, the Senior PIK Notes were redeemed in April 2014 at a price equal to 100% of the principal amount of $750 million, plus accrued interest of $6 million and a make-whole premium of $15 million. We incurred a loss on extinguishment of debt of $30 million in 2014, consisting of the make-whole premium and the write-off of $15 million of debt issuance costs.

Costs incurred to issue debt are generally deferred and amortized as a component of interest expense over the estimated term of the related debt using the effective interest rate method. As of December 31, 2014, the unamortized balance of original issue discount reflected as a reduction to long term debt and fees and expenses related to the issuance of the debt included in Other assets was $23 million and $56 million, respectively. We recorded interest expense of $18 million, $35 million and $30 million for the years ended December 31, 2014, 2013 and 2012, respectively, related to the amortization of these balances.

Our financing arrangements provide for certain covenants and events of default customary for similar instruments, including in the case of the Senior Secured Credit Facilities beginning with the fiscal quarter ending June 30, 2014, a covenant not to exceed a specified ratio of consolidated senior secured net indebtedness to Consolidated EBITDA, as defined in the 2014 Credit Agreement and a covenant to maintain a specified minimum interest coverage ratio. If an event of default occurs under any of our or our subsidiaries’ financing arrangements, the creditors under such financing arrangements will be entitled to take various actions, including the acceleration of amounts due under such arrangements, and in the case of the lenders under the revolving credit facility and New Term Loans, other actions permitted to be taken by a secured creditor. At December 31, 2014, we were in compliance with the financial covenants under our financing arrangements.

Severance, Impairment and Other Charges

We record a liability for significant costs associated with restructuring activities, including employee severance and related benefits, lease termination costs, asset impairments and other qualifying exit costs, when such costs are deemed probable and estimable. Employee severance benefits are calculated pursuant to the terms of established employee protection plans, in accordance with local statutory minimum requirements or individual employee contracts, as applicable. These charges are included in Severance, impairment and other charges, a component of operating income, on the consolidated statements of comprehensive loss.

Severance

As a result of ongoing cost reduction efforts, we recorded severance charges consisting of global workforce reductions to streamline our organization. The following table sets forth the activity in our severance-related reserves:

(in millions)	2014 Plan(1)	2013 Plan(2)	2012 Plan(3)
Balance at December 31, 2012	$—	$—	$23
Charges	—	12	—
Cash payments	—	—	(11)
Reversals	—	—	(6)
Balance at December 31, 2013	—	12	6
Charges	22	—	—
Cash payments	(11)	(5)	(4)
Balance at December 31, 2014	$11	$7	$2

(1)

In 2014, we implemented a restructuring plan (the “2014 Plan”) and recorded pre-tax severance charges of $22 million, $3 million of which was recorded in the fourth quarter of 2014. We expect that cash outlays related to the 2014 Plan will be substantially complete by the end of 2016.

(2)

In December 2013, we implemented a restructuring plan (the “2013 Plan”) and recorded a pre-tax severance charge of $12 million. We expect that cash outlays related to the 2013 Plan will be substantially complete by the end of 2015.

(3)

In December 2012, we implemented a restructuring plan (the “2012 Plan”) and recorded a pre-tax severance charge of $23 million. In 2013, $6 million of severance accruals were reversed due to the favorable settlement of required termination benefits and strategic business changes.

Other Charges

During 2014, we recorded impairment charges of $11 million, of which $8 million related to impaired leases for properties in the U.S. and $3 million for the write-down of certain assets and contract-related charges for which the Company will not realize any future economic benefits.

During 2013, we recorded impairment charges of $10 million, $7 million of which related to impaired leases for properties vacated in the U.S. and $3 million for contract-related charges for which we will not realize any future economic benefits. Of the $7 million charge for impaired leases, $3 million was recorded in the fourth quarter of 2013.

During the fourth quarter of 2012, we recorded impairment charges of $2 million related to the write-down of certain assets to their net realizable values, $3 million for contract-related charges for which we will not realize any future economic benefits and $1 million related to a lease impairment for property in the U.S. Also in 2012, we recorded $8 million of impairment charges related to leased facilities in the U.S. and Europe and $21 million of impairment charges related to the write-down of certain assets to their net realizable values and $1 million of contract-related charges for which we will not realize any future economic benefits.

Contingencies

We are exposed to certain known contingencies that are material to our investors. The facts and circumstances surrounding these contingencies and a discussion of their effect on us are included in Note 13 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. These contingencies may have a material effect on our liquidity, capital resources or results of operations. In addition, even where our reserves are adequate, the incurrence of any of these liabilities may have a material effect on our liquidity and the amount of cash available to us for other purposes.

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

Contractual Obligations

Our contractual obligations include facility leases, agreements to purchase data and telecommunications services, computer and other leases, projected pension and other postretirement benefit plan contributions, long-term debt obligations and employee severance. At December 31, 2014, the minimum annual payment under these agreements and other contracts that have initial or remaining non-cancelable terms in excess of one year are as listed in the following table:

(in millions)	2015	2016 - 2017	2018 - 2019	Thereafter	Total
Operating leases(1)	$45	$81	$51	$40	$217
Data acquisition and telecommunication services(2)	248	305	67	21	641
Computer and other leases(3)	22	27	13	3	65
Benefit obligations(4)	24	38	43	132	237
Long-term debt(5)	199	398	927	3,085	4,609
Other liabilities(6)	22	1	—	1	24
Total	$560	$850	$1,101	$3,282	$5,793
(1)	Rental expense under real estate operating leases for the years ended 2014, 2013 and 2012 were $51 million, $49 million and $54 million, respectively.
(2)	Expense under data acquisition and telecommunications long-term contracts for the years ended 2014, 2013 and 2012 were $221 million, $215 million and $191 million, respectively.
(3)

Rental expense under computer and other leases for the years ended 2014, 2013 and 2012 were $28 million, $25 million and $26 million, respectively. These leases are frequently renegotiated or otherwise changed as advancements in computer technology produce opportunities to lower costs and improve performance.

(4)

Amounts represent expected future benefit payments for our pension and postretirement benefit plans, as well as expected contributions for 2015 for our funded pension benefit plans (see Note 8 to our consolidated financial statements for the year ended December 31, 2014 included elsewhere in this Report).

(5)

Amounts represent the principal balance plus estimated interest expense based on current interest rates under our long-term debt (see Note 7 to our consolidated financial statements for the year ended December 31, 2014 included elsewhere in this Report).

(6)

Includes estimated future funding requirements related to severance, impairment and other charges (see Note 5 to our consolidated financial statements for the year ended December 31, 2014 included elsewhere in this Report). As the timing of future cash outflows is uncertain, the following long-term liabilities (and related balances) are excluded from the above table: deferred taxes ($904) million and uncertain tax benefits reserve ($19) million.

Under the terms of certain acquisition-related purchase agreements, we may be required to pay additional amounts as contingent consideration based primarily on the achievement of certain financial performance related metrics. At December 31, 2014, we have recorded estimated accruals of approximately $24 million, which could become due through 2017, with respect to these additional payments relating to twelve acquisitions.

Off-Balance Sheet Obligations

As of December 31, 2014, we have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

Note 2 to the consolidated financial statements for the year ended December 31, 2014 included elsewhere in this Report includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. Following is a brief discussion of the more significant accounting policies and methods used by us.

The most significant estimates relate to carrying value of goodwill and intangible assets, provision for income taxes and tax assets and liabilities, reserves for employee benefits, stock-based compensation, contingencies, litigation, allowances and depreciation of fixed assets including salvage values. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Actual results could vary from the estimates and assumptions used in the preparation of the consolidated financial statements for the year ended December 31, 2014.

We believe the following critical policies involve significant judgments and estimates used in the preparation of our consolidated financial statements for the year ended December 31, 2014.

Revenue Recognition. We recognize revenue when the following criteria have been met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the seller’s price to the buyer is fixed or determinable; and 4) collectibility is reasonably assured.

We offer various information offerings developed to meet our clients’ needs by using data secured from a worldwide network of suppliers. Our revenue arrangements may include multiple elements. A typical information offerings arrangement (primarily under fixed-price contracts) may include an ongoing subscription-based deliverable for which revenue is recognized ratably as earned over the contract period and/or a one-time delivery of data offerings for which revenue is recognized upon delivery, assuming all other criteria are met. Our subscription arrangements typically have terms ranging from one to three years and are generally non-cancelable and do not contain refund-type provisions.

We also offer technology services offerings that enable our clients to make informed business decisions. Technology services offerings consist of a mix of small and large-scale services and consulting projects, multi-year outsourcing contracts and software licenses. These arrangements typically have terms ranging from several weeks to three years, with a majority having terms of one year or less. Revenues for services engagements where deliverables occur ratably over time are recognized on a straight-line basis over the term of the arrangement. Revenues from time and material contracts are recognized as the services are provided. Revenues from fixed price ad hoc services and consulting contracts are recognized either over the contract term based on the ratio of the number of hours incurred for services provided during the period compared to the total estimated hours to be incurred over the entire arrangement (efforts based), or upon delivery (completed contract).

The deliverables in multiple-element arrangements qualify as separate units of accounting as each has value on a standalone basis to the client, objective and reliable evidence of fair value for any undelivered item(s) exists, and where the arrangement includes a general right of return relative to the delivered item(s), delivery of the undelivered item(s) is probable and within our control. We allocate revenue to each element within our arrangements based upon their respective relative selling price. Fair values for these elements are based upon the normal pricing practices for these offerings when sold separately. We defer revenue for any undelivered elements, and recognize revenue when the product is delivered or over the term of the agreement, in accordance with our revenue recognition policy for such element as noted above.

Operating Costs of Information. Operating costs of information includes costs attributable to personnel involved in production, data management and delivery, and the costs of acquiring and processing data for our information offerings. One of our major expenditures is the cost for the data we receive from suppliers. After receipt of the raw data and prior to the data being available for use in any part of our business, we are required to transform the raw data into useful information through a series of comprehensive processes. These processes involve significant employee costs and data processing costs. Costs associated with our purchases are deferred within work-in-process inventory and recognized as expense as the corresponding data product revenue is recognized by us, generally over a thirty to sixty day period.

Direct and Incremental Costs of Technology Services. Direct and incremental costs of technology services include costs of staff directly involved with delivering technology-related, consulting and services generating offerings and engagements, related accommodations and the costs of data purchased specifically for technology services engagements. Direct and incremental costs of technology services do not include an allocation of direct costs of data that are included in operating costs of information. Although our data, the costs of which are included in Operating Costs of Information, is used in multiple client solutions across different offerings within both information and technology services, we do not have a meaningful way to allocate the direct cost of the data between information and technology services. As such, the direct and incremental costs of technology services do not reflect the total costs incurred to deliver our technology services engagements.

Stock-Based Compensation. We maintain an equity incentive plan, which provides for the grant of stock options (including incentive stock options), stock appreciation rights, restricted and deferred stock (including restricted stock units), dividend equivalents, other stock-based awards and performance awards to key employees, including our Company’s named executive officers, non-employee directors, consultants, and other persons who provide substantial services to the Company. We recognize as stock-based compensation expense for all share-based payments to employees over the requisite service period (generally the vesting period) in the consolidated statements of comprehensive loss based on the fair values of the number of awards that are ultimately expected to vest. For performance-based awards, stock-based compensation expense is adjusted over time based on our assessment of the probability of achieving the financial targets. As a result, for most awards, recognized stock-based compensation expense is reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances. We satisfy exercises and issuances of vested equity awards with issuances of common stock. We recorded stock-based compensation expense of $58 million, $22 million and $19 million in the years ended December 31, 2014, 2013 and 2012, respectively.

Stock-based compensation expense is primarily based on the estimated grant date fair value using the Black-Scholes option pricing model. Considerable judgment is required in determining the fair value of stock-based grants, including factors such as estimating the expected term of the grant, expected volatility of our stock and the expected forfeiture rate. In addition, for stock option grants where vesting is dependent on achieving certain operating performance targets, we estimate the likelihood of achieving those performance targets. The following table summarizes the weighted average assumptions used to compute the weighted average fair value of stock option grants:

	2014	2013	2012
Dividend yield(1)	0.0%	0.0%	0.0%
Weighted average volatility(2)	26.4%	26.7%	27.0%
Risk free interest rate(3)	1.68%	1.19%	0.92%
Expected term(4)	5.50 years	5.50 years	5.50 years
Weighted average fair value of options granted	$5.44	$4.89	$3.34
Weighted average grant price	$19.50	$13.00	$12.45

(1)

The dividend yield of 0.0% is used because no recurring dividends have been authorized and we do not expect to pay cash dividends in the foreseeable future. An increase in the dividend yield will decrease stock compensation expense.

(2)

The weighted average volatility was developed using the historical volatility of several peer companies to IMS Health Holdings, Inc. for periods equal to the expected life of the options. An increase in the weighted average volatility assumption will increase stock compensation expense.

(3)

The risk-free interest rate was developed using the U.S. Treasury yield curve for periods equal to the expected life of the options on the grant date. An increase in the risk-free interest rate will increase stock compensation expense.

(4)	The expected term was estimated for the 2014 grant of stock options as the vesting term plus 6 months. An increase in the expected holding period will increase stock compensation expense.

Pensions and Other Postretirement Benefits. We provide a number of retirement benefits to our employees, including defined benefit pension plans and postretirement medical plans. The determination of benefit obligations and expense is based on actuarial models. In order to measure benefit costs and obligations using these models, critical assumptions are made with regard to the discount rate, expected return on plan assets, cash balance crediting rate, lump sum conversion rate and the assumed rate of compensation increases. In addition, retiree medical care cost trend rates are a key assumption used exclusively in determining costs for our postretirement health care and life insurance benefit plans. Management reviews these critical assumptions at least annually. Other assumptions involve demographic factors such as the turnover, retirement and mortality rates. Management reviews these assumptions periodically and updates them when its experience deems it appropriate to do so.

The discount rate is the rate at which the benefit obligations could be effectively settled and is determined annually by management. For U.S. plans, the discount rate is based on results of a modeling process in which the plans’ expected cash flow (determined on a projected benefit obligation basis) is matched with spot rates developed from a yield curve comprised of high-grade (Moody’s Aa and above, or Standard and Poor’s AA and above) non-callable corporate bonds to develop the present value of the expected cash flow, and then determining the single rate (discount rate) which when applied to the expected cash flow derives that same present value. In the U.K. specifically, the discount rate is set based on the yields on a universe of approximately 120 high quality (Aa rated) non-callable corporate bonds denominated in U.K. Sterling, appropriate to the duration of Plan liabilities. For the other non-U.S. plans, the discount rate is based on the current yield of an index of high quality corporate bonds. At December 31, 2014, the discount rate ranged from 2.6% to 3.9% compared to 2.9% to 4.7% at December 31, 2013 for our U.S. pension plans and postretirement benefit plan. The discount rate for our U.K. pension plan was decreased to 3.8% at December 31, 2014 from 4.6% at December 31, 2013. The U.S. and U.K. plans represent approximately 90% of the consolidated benefit obligation as of December 31, 2014. The discount rates in other non-U.S. countries decreased, as the range of applicable discount rates at December 31, 2014 was 0.5% to 4.6%. As a sensitivity measure, a 25 basis point increase in the discount rate for either our U.S. plan or our U.K. plan, absent any offsetting changes in other assumptions, would result in less than $1 million increase in pension expense within the consolidated statements of comprehensive loss.

Under the U.S. qualified retirement plan, participants have a notional retirement account that increases with pay and investment credits. The rate used to determine the investment credit (cash balance crediting rate) varies monthly and is equal to 1/12th of the yield on 30-year U.S. Government Treasury Bonds, with a minimum of 0.25%. At retirement, the account is converted to a monthly retirement benefit.

In selecting an expected return on plan asset assumption, we consider the returns being earned by each plan investment category in the fund, the rates of return expected to be available for reinvestment and long-term economic forecasts for the type of investments held by the plan. The expected return on plan assets for the U.S. pension plans was 8.0% at January 1, 2015 and January 1, 2014. Outside the U.S., the range of applicable expected rates of return was 1.0% to 6.0% as of January 1, 2015 compared to 1.0% to 6.5% as of January 1, 2014. The actual return on plan assets will vary from year to year versus this assumption. We believe it is appropriate to use long-term expected forecasts in selecting the expected return on plan assets. As such, there can be no assurance that our actual return on plan assets will approximate the long-term expected forecasts. The expected return on assets (“EROA”) was $33 million and $28 million and the actual return on assets was $59 million and $67 million for the years ended December 31, 2014 and 2013, respectively. As a sensitivity measure, a 25 basis point change in the EROA assumption for our U.S. plan, absent any offsetting changes in other assumptions, would result in an approximately $1 million increase or decrease in pension expense within the consolidated statements of comprehensive loss. For our U.K. plan, a 25 basis point change in the EROA assumption, absent any offsetting changes in other assumptions, would result in a $1 million increase or decrease in pension expense within the consolidated statements of comprehensive income. While we believe that the assumptions used are reasonable, differences in actual experience or changes in assumptions may materially affect its pension and postretirement obligations and future expense.

We utilize a corridor approach to amortizing unrecognized gains and losses in the pension and postretirement plans. Amortization occurs when the accumulated unrecognized net gain or loss balance exceeds the criterion of 10% of the larger of the beginning balances of the projected benefit obligation or the market-related value of the plan assets. The excess unrecognized gain or loss balance is then amortized using the straight-line method over the average remaining service-life of active employees expected to receive benefits. At December 31, 2014, the weighted-average remaining service-life of active employees was 25.62 years.

We elected to adopt a new mortality table issued by the Society of Actuaries in October 2014 for our December 31, 2014 pension calculation. The new mortality information reflects longer life expectancies, which increased the projected benefit obligation and accumulated postretirement benefit obligation by an immaterial amount.

At December 31, 2014, the projected benefit obligation exceeded the fair value of assets of our pension plans by $18 million.

Additional information on pension and other postretirement benefit plans is contained in Note 8 to the consolidated financial statements included elsewhere in this Report.

Goodwill.  Goodwill represents the excess purchase price over the fair value of identifiable net assets of businesses acquired, and is not amortized. We review the recoverability of goodwill annually (or based on any triggering event) by comparing the estimated fair values (based on discounted cash flow analysis) of reporting units with their respective net book values. If the carrying amount of the reporting unit exceeds its fair value, the goodwill impairment loss is measured as the excess of the carrying value of goodwill over its fair value. We completed our annual impairment tests in 2014, 2013 and 2012 and no goodwill impairment charges were recorded.

Other Long-Lived Assets. We review the recoverability of our long-lived assets and identifiable intangibles held and used whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, the assessment of possible impairment is based on our ability to recover the carrying value of the asset from the undiscounted expected future cash flows of the asset. If the future cash flows are less than the carrying value of such asset, an impairment charge is recognized for the difference between the estimated fair value and the carrying value. In addition, we also review our indefinite-lived intangible assets on an annual basis.

Income Taxes. We operate in more than 100 countries around the world and our earnings are taxed at the applicable income tax rate in each of those countries. We provide for income taxes utilizing the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each balance sheet date, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. If it is determined that it is more likely than not that future tax benefits associated with a deferred tax asset will not be realized, a valuation allowance is provided. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income in the period that includes the enactment date. We recognize interest and penalties related to unrecognized tax benefits in income tax expense.

Foreign Currency. We have significant investments in non-U.S. countries. Therefore, changes in the value of foreign currencies affect our consolidated financial statements when translated into U.S. dollars. For all operations outside the United States where we have designated the local currency as the functional currency, assets and liabilities are translated using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange prevailing during the period the transactions occurred. Translation gains and losses are included as an adjustment to the accumulated other comprehensive income (loss) component of shareholders’ equity. In addition, gains and losses from foreign currency transactions, such as those resulting from the settlement and revaluation of third-party and intercompany foreign receivables and payables, are included in the determination of net (loss) income.

For operations in countries that are considered to be highly inflationary or where the U.S. dollar is designated as the functional currency, monetary assets and liabilities are remeasured using end-of-period exchange rates, whereas non-monetary accounts are remeasured using historical exchange rates, and all remeasurement and transaction adjustments are recognized in Other loss, net.

Recently Issued Accounting Standards

Information relating to recently issued accounting standards is included in Note 2 to our Consolidated Financial Statements in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates, interest rates, and other relevant market rate or price changes. In the ordinary course of business, we are exposed to various market risks, including changes in foreign currency exchange rates, interest rates and equity price changes, and we regularly evaluate our exposure to such changes. Our overall risk management strategy seeks to balance the magnitude of the exposure and the cost and availability of appropriate financial instruments. From time to time, we have utilized forward exchange contracts to manage our foreign currency exchange rate risk.

Our primary market risks are the impact of foreign exchange fluctuations on non-U.S. dollar denominated revenue and the impact of interest rate fluctuations on interest expense.

Foreign Exchange Risk

We transact business in more than 100 countries and are subject to risks associated with changing foreign currency exchange rates. Our objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes. Accordingly, we enter into foreign currency forward contracts to minimize the impact of foreign exchange movements on non–functional currency assets and liabilities and to hedge non-U.S. Dollar anticipated royalties (“Royalty Hedging”). Additionally, through March 2014, the Company utilized foreign currency forward contracts to minimize the impact of foreign exchange movements on EBITDA. These contracts were unwound by the end of 2014. It is our policy to enter into foreign currency transactions only to the extent necessary to meet its objectives as stated above. We do not enter into foreign currency transactions for investment or speculative purposes. The principal currencies hedged are the Euro, the Japanese Yen, the Swiss Franc and the Canadian Dollar. See Note 6 to our consolidated financial statements for the year ended December 31, 2014 included elsewhere in this Report.

The contractual value of our foreign exchange derivative instruments, all of which were foreign exchange forward contracts, was approximately $282 million at December 31, 2014. The fair value of these contracts is subject to change as a result of potential changes in foreign exchange rates. We assess our market risk based on changes in foreign exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values based on a hypothetical 10% change in foreign exchange rates. The potential loss in fair value for foreign exchange forward contracts based on a hypothetical 10% decrease in the value of the U.S. dollar or, in the case of non-dollar-related contracts, the currency being purchased, was $16 million at December 31, 2014. However, the change in the fair value of the foreign exchange forward contracts would likely be offset by a change in the fair value of the future royalty or balance sheet exposure being hedged. The estimated fair values of the foreign exchange forward contracts were determined based on quoted market prices.

Exchange rate fluctuations affect the U.S. dollar value of foreign currency revenue and expenses and may have a significant effect on our results. A hypothetical 1% change in exchange rates relative to the U.S. dollar at December 31, 2014 would result in an approximate $6 to $7 million revenue impact related to the Euro, $2.5 million revenue impact related to the Japanese Yen and $6 million revenue impact related to all our non-U.S. dollar other currencies (excluding the impact of the pending acquisition of certain Cegedim Information Solutions and Customer Relationship Management businesses). The actual impact of exchange rate movements in the future could differ materially from this hypothetical analysis, based on the mix of our revenue and the timing and magnitude of individual exchange rate movements.

Additionally commencing in 2014, we designated Euro currency borrowings as hedges of our foreign currency exposures of the net investment in certain foreign affiliates. As of December 31, 2014, these borrowings (net of original issue discount) were €865 million ($1,052 million). See Note 6 to the Consolidated Financial Statements included elsewhere in this Report for more information. A hypothetical 10% decrease in the value of the U.S. dollar would lead to a potential loss in fair value of $105 million.  However, this change in fair value would be offset by the change in fair value of the hedged portion of our net investment in certain foreign affiliates.

Interest Rate Risk

Since we borrow funds at both fixed and variable rates, we are subject to interest rate risk. We utilize interest rate caps and interest rate swaps to manage our risk from interest rate fluctuations. We have not hedged all of this exposure. The contractual value of our interest rate derivative instruments was approximately $1,878 million at December 31, 2014. The fair value of these derivative instruments is subject to change as a result of potential changes in interest rates. We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the increase in annual interest expense based on a hypothetical 1% increase in interest rates. This increase would have amounted to approximately $4 million at December 31, 2014.

Venezuela

In February 2013, the Venezuelan government announced the devaluation of its currency and the official exchange rate was adjusted from 4.30 Bolívars to each U.S. dollar to 6.30. Our Swiss operating subsidiary, IMS AG, maintains certain account balances in Bolívars (mainly cash and cash equivalents). As these balances are held in a non-functional currency of IMS AG, we are required to mark-to-market these balances at each reporting date and reflect these movements as gains or losses in income. Approximately 2% of our consolidated cash and cash equivalents balance as of December 31, 2014 was held in Venezuelan Bolívars. Since January 2010, Venezuela has been designated as hyper-inflationary, and as such, all foreign currency fluctuations are recorded in income for certain account balances at our local Venezuelan operating subsidiary. We recorded a pre-tax charge of approximately $14 million to Other loss, net in 2013 related to the remeasurement of the IMS AG Venezuelan Bolívar account balances and the remeasurement of certain local Venezuelan account balances.

In 2014, the Venezuelan government significantly expanded the use of the Supplementary Foreign Currency Administration System (“SICAD”) I exchange market and created a third exchange market called SICAD II. These markets have exchange rates significantly less favorable than the official exchange rate. As a result, we assessed our legal eligibility to access the available foreign exchange mechanisms, the transactions that would be eligible, and our past and expected future ability to transact through those mechanisms. Based on our analysis, we believe SICAD II represents the rate which best reflects the economics of our Venezuelan business activity, and as such, we concluded that we should utilize the SICAD II exchange rate to remeasure our Venezuelan Bolívar account balances. As a result of the change to the SICAD II rate, we recorded a pre-tax charge of $49 million to foreign exchange loss within Other loss, net in 2014. We will continue to monitor any future impact of these mechanisms on the exchange rate we use to remeasure our Venezuelan subsidiary’s financial statements. We continued to remeasure its Venezuela account balances at the SICAD II rate of approximately 50 Bolívars to one U.S. Dollar as of December 31, 2014. The net assets held and revenue generated by our Venezuelan subsidiaries were not material to our consolidated results as of December 31, 2014.

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

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of IMS Health Holdings, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of IMS Health Holdings, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 13, 2015

IMS HEALTH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,
(in millions, except per share data)	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$390	$725
Restricted cash	24	27
Accounts receivable, net	330	313
Other current assets	270	262
Total Current Assets	1,014	1,327
Property, plant and equipment, net	153	117
Computer software, net	258	263
Goodwill	3,417	3,573
Other identifiable intangibles, net	2,142	2,517
Other assets	166	202
Total Assets	$7,150	$7,999

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$87	$103
Accrued and other current liabilities	481	583
Current portion of long-term debt	50	66
Deferred revenues	167	180
Total Current Liabilities	785	932
Postretirement and postemployment benefits	95	77
Long-term debt	3,743	4,894
Deferred tax liability	904	1,102
Other liabilities	81	111
Total Liabilities	5,608	7,116

Commitments and Contingencies (Notes 12 and 13)

Shareholders’ Equity:
Common Stock, $0.01 par value, 700.0 and 307.5 shares authorized, 335.6 and 280.5 shares issued at December 31, 2014 and 2013, respectively	3	3
Capital in excess of par	1,975	913
Accumulated deficit	(209)	(20)
Treasury stock, at cost, 0.8 and 0.5 shares at December 31, 2014 and 2013, respectively	(10)	(6)
Accumulated other comprehensive loss	(217)	(7)
Total Shareholders’ Equity	1,542	883
Total Liabilities and Shareholders’ Equity	$7,150	$7,999

The accompanying notes are an integral part of the consolidated financial statements.

IMS HEALTH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
(in millions, except per share data)	2014	2013	2012
Revenue	$2,641	$2,544	$2,443
Information	1,515	1,525	1,521
Technology services	1,126	1,019	922
Operating costs of information, exclusive of depreciation and amortization	665	648	675
Direct and incremental costs of technology services, exclusive of depreciation and amortization	573	520	476
Selling and administrative expenses, exclusive of depreciation and amortization	721	596	579
Depreciation and amortization	441	410	424
Severance, impairment and other charges	33	16	48
Merger costs	—	—	2
Operating Income	208	354	239
Interest income	4	4	4
Interest expense	(221)	(332)	(275)
Other loss, net	(276)	(74)	(29)
Non-Operating Loss, Net	(493)	(402)	(300)
Loss before income taxes	(285)	(48)	(61)
Benefit from income taxes	96	130	19
Net (Loss) Income	$(189)	$82	$(42)

(Loss) Earnings per Share Attributable to Common Shareholders:
Basic	$(0.59)	$0.29	$(0.15)
Diluted	$(0.59)	$0.29	$(0.15)
Weighted-Average Common Shares Outstanding:
Basic	319.0	280.0	279.5
Diluted	319.0	287.0	279.5

Other Comprehensive Loss:
Net (Loss) Income	$(189)	$82	$(42)
Cumulative translation adjustment (net of taxes of $(27), $- and $7, respectively)	$(178)	$(183)	$(49)
Unrealized gains on derivatives (net of taxes of $—, $(4) and $(2), respectively)	2	9	3
Gains on derivative instruments, reclassified into earnings (net of taxes of $2, $5 and $2, respectively)	(4)	(9)	(4)
Postretirement and postemployment adjustments (net of taxes of $13, $(16) and $5, respectively)	(30)	24	(17)
Other Comprehensive Loss	$(210)	$(159)	$(67)
Total Comprehensive Loss	$(399)	$(77)	$(109)

The accompanying notes are an integral part of the consolidated financial statements.

IMS HEALTH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2014	2013	2012
Cash Flows from Operating Activities:
Net (loss) income	$(189)	$82	$(42)
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities:
Depreciation and amortization	441	410	424
Losses on extinguishment of debt	79	9	—
Deferred income taxes	(189)	(206)	(109)
Non-cash stock-based compensation charges	58	22	19
Non-cash portion of severance, impairment and other charges	2	—	25
Foreign exchange loss on revaluation of foreign denominated debt	—	40	18
Non-cash losses (gains) on derivative instruments	10	(10)	(2)
Non-cash amortization of debt original issue discount and debt issuance costs	18	35	30
Losses on Venezuela remeasurement	49	14	—
Other	(1)	4	4
Change in assets and liabilities, excluding effects from acquisitions and dispositions:
Net (increase) decrease in accounts receivable	(13)	4	7
Net (increase) decrease in other current assets	(17)	(9)	5
Net (decrease) increase in accounts payable	(17)	(5)	24
Net (decrease) increase in accrued and other current liabilities	(67)	70	10
Net (decrease) increase in deferred revenues	(16)	5	(7)
Increase in pension assets (net of liabilities)	(12)	(38)	(8)
(Increase) decrease in other long-term assets (net of long-term liabilities)	(26)	(13)	1
Net Cash Provided by Operating Activities	$110	$414	$399

The accompanying notes are an integral part of the consolidated financial statements.

IMS HEALTH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended December 31,
(in millions)	2014	2013	2012
Cash Flows from Investing Activities:
Capital expenditures	$(72)	$(41)	$(44)
Additions to computer software	(95)	(81)	(64)
Proceeds from sale of assets and investments	3	—	25
Purchases of short-term investments	—	(22)	(55)
Proceeds from short-term investments	1	85	—
Payments for acquisitions of businesses, net of cash acquired	(58)	(118)	(72)
Purchase of interest rate caps	(21)	—	—
Other investing activities, net	1	(3)	1
Net Cash Used in Investing Activities	(241)	(180)	(209)

Cash Flows from Financing Activities:
Borrowings under revolving credit facility	673	135	116
Repayments of revolving credit facility	(458)	(135)	(169)
Proceeds from issuance of debt	499	750	1,233
Repayments of debt	(1,783)	(28)	(22)
Debt issuance costs and amendment fees	(22)	(17)	(24)
Contingent consideration and deferred purchase price payments	(33)	—	—
Dividends paid	—	(753)	(1,202)
Proceeds from equity plan activity	17	1	7
Proceeds from initial public offering, net of costs	987	—	—
Other financing activities	(3)	(5)	(2)
Net Cash Used in Financing Activities	(123)	(52)	(63)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(81)	(37)	—
(Decrease) Increase in Cash and Cash Equivalents	(335)	145	127
Cash and Cash Equivalents, Beginning of Period	725	580	453
Cash and Cash Equivalents, End of Period	$390	$725	$580

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$243	$278	$230
Cash paid during the period for income taxes	95	71	93
Cash received from income tax refunds	12	63	12

The accompanying notes are an integral part of the consolidated financial statements.

IMS HEALTH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions)	Shares Common Stock	Shares Treasury Stock	Common Stock	Treasury Stock	Capital in Excess of Par	Accumulated Deficit	Cumulative Translation Adjustment	Unrealized (Losses) Gains on Derivative Instruments	Losses (Gains) on Derivative Instruments Reclassified into Earnings	Unamortized Postretirement and Postemployment Adjustment	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, December 31, 2011	279.1	0.3	$3	$(3)	$2,812	$(60)	$241	$(11)	$13	$(24)	$219	$2,971
Net loss						(42)						(42)
Issuances of common stock	1.3				(3)							(3)
Repurchases of common stock		0.1		(1)								(1)
Stock-based compensation expense					19							19
Dividends paid to shareholders, net of tax					(1,194)							(1,194)
Cumulative translation adjustments, net of tax							(49)				(49)	(49)
Unrealized gains on derivative instruments, net of tax								3			3	3
Gains on derivative instruments reclassified into earnings, net of tax									(4)		(4)	(4)
Postretirement and postemployment adjustments, net of tax										(17)	(17)	(17)
Balance, December 31, 2012	280.4	0.4	$3	$(4)	$1,634	$(102)	$192	$(8)	$9	$(41)	$152	$1,683

The accompanying notes are an integral part of the consolidated financial statements.

IMS HEALTH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)

(in millions)	Shares Common Stock	Shares Treasury Stock	Common Stock	Treasury Stock	Capital in Excess of Par	Accumulated Deficit	Cumulative Translation Adjustment	Unrealized (Losses) Gains on Derivative Instruments	Losses (Gains) on Derivative Instruments Reclassified into Earnings	Unamortized Postretirement and Postemployment Adjustment	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, December 31, 2012	280.4	0.4	$3	$(4)	$1,634	$(102)	$192	$(8)	$9	$(41)	$152	$1,683
Net income						82						82
Issuances of common stock	0.1				2							2
Repurchases of common stock		0.1		(2)								(2)
Stock-based compensation expense					22							22
Dividends paid to shareholders, net of tax					(745)							(745)
Cumulative translation adjustments, net of tax							(183)				(183)	(183)
Unrealized gains on derivative instruments, net of tax								9			9	9
Gains on derivative instruments reclassified into earnings, net of tax									(9)		(9)	(9)
Postretirement and postemployment adjustments, net of tax										24	24	24
Balance, December 31, 2013	280.5	0.5	$3	$(6)	$913	$(20)	$9	$1	$—	$(17)	$(7)	$883
Net loss						(189)						(189)
Issuances of common stock	55.1				1,003							1,003
Repurchases of common stock		0.3		(4)	1							(3)
Stock-based compensation expense					58							58
Cumulative translation adjustments, net of tax							(178)				(178)	(178)
Unrealized losses on derivative instruments, net of tax								2			2	2
Losses on derivative instruments reclassified into earnings, net of tax									(4)		(4)	(4)
Postretirement and postemployment adjustments, net of tax										(30)	(30)	(30)
Balance, December 31, 2014	335.6	0.8	$3	$(10)	$1,975	$(209)	$(169)	$3	$(4)	$(47)	$(217)	$1,542

The accompanying notes are an integral part of the consolidated financial statements.

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements

Note 1. Business and Basis of Presentation

Background

IMS Health Holdings, Inc. (the “Company”) is a leading global information and technology services company providing clients in the healthcare industry with comprehensive solutions to measure and improve their performance. The Company has one of the largest and most comprehensive collections of healthcare information in the world, spanning sales, prescription and promotional data, medical claims, electronic medical records and social media. The Company standardizes, organizes, structures and integrates this data by applying its sophisticated analytics and leveraging its global technology infrastructure to help its clients run their organizations more efficiently and make better decisions to improve their operational and financial performance. The Company has a presence in over 100 countries and generated 63% of its 2014 revenue from outside the United States.

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

On October 23, 2009, the Company was formed as Healthcare Technology Holdings, Inc. by investment entities affiliated with TPG Capital, L.P., CPP Investment Board Private Holdings Inc. and Leonard Green & Partners, L.P (collectively, the “Sponsors”). In December 2013, the Company changed its name to IMS Health Holdings, Inc. On February 26, 2010, the Company acquired 100% of the outstanding shares of IMS Health Incorporated (“IMS Health” or “predecessor entity”) through its wholly owned subsidiary Healthcare Technology Acquisition, Inc. (the “Merger”). The Company was formed for the purpose of consummating the Merger with IMS Health and had no operations from inception other than its investment in IMS Health and its subsidiaries and costs incurred associated with its formation and the Merger.

Initial Public Offering

On April 4, 2014, the Company’s common stock began trading on the New York Stock Exchange under the symbol “IMS”. On April 9, 2014, the Company completed its Initial Public Offering (“IPO”) of its common stock at a price to the public of $20.00 per share. The Company issued and sold 52 million shares of common stock in the IPO. The selling shareholders offered and sold 22.75 million shares of common stock in the IPO, including 9.75 million shares that were offered and sold by the selling shareholders pursuant to the full exercise of the underwriters’ allotment to purchase additional shares. As of December 31, 2014, the Sponsors collectively remained the majority shareholders of the Company. The Company raised net proceeds of approximately $987 million from the IPO, after deducting underwriting discounts, commissions and related expenses totaling $53 million. The Company did not receive any of the proceeds from the sale of the shares sold by the selling shareholders.

Substantially all of the Company’s net proceeds of the IPO, approximately $500 million of borrowings under new term loans, $140 million of borrowings under the revolving credit facility and approximately $400 million of cash on the balance sheet were used to (i) fund the redemption of the Company’s 12.5% Senior Notes and Senior PIK Notes (defined in Note 7 below) and pay related fees and expenses, (ii) pay $30 million in the aggregate to holders of outstanding cash settled stock appreciation rights (“Phantom SARs”) granted under the Company’s 2010 Equity Incentive Plan (the “2010 Equity Plan”) and (iii) pay a one-time fee of $72 million to terminate the management services agreement with the Sponsors.

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain prior year amounts have been reclassified to conform to the 2014 presentation. Amounts presented in the Consolidated Financial Statements may not add due to rounding.

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements - Continued

Note 2. Summary of Significant Accounting Policies

Consolidation.  The Consolidated Financial Statements of the Company include the accounts of the Company, its subsidiaries and investments in which the Company has control. Intercompany accounts and transactions are eliminated in consolidation. The Company recognizes in the income statement any gains or losses related to investments accounted for under the equity method.

Cash and cash equivalents and restricted cash.  Cash and cash equivalents include primarily time and demand deposits in the Company’s operating bank accounts. The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Restricted cash consists of amounts not immediately available.

Property, plant and equipment.  Buildings, machinery and equipment are recorded at cost and depreciated over their estimated useful lives to their salvage values using the straight-line method. Leasehold improvements are recorded at cost and amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement. See Note 14.

Computer software.  Direct costs incurred in the development of the Company’s internal-use computer software are capitalized. Costs are capitalized from completion of the preliminary project stage and when it is considered probable that the software will be used to perform its intended function, up until the time the software is placed into service. Once placed into service, the software is amortized generally over a period of three to seven years. The Company periodically reviews the unamortized capitalized costs of its computer software to assess for any potential impairment. The Company recognizes immediately any impairment losses on software as a result of its review. Research and development costs are expensed in the periods in which they are incurred.

Business combinations.  Business combinations are accounted for using the acquisition method, and accordingly, the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree are recorded at their estimated fair values on the date of acquisition. Acquisition-related costs are expensed as incurred and recorded in selling and administrative expense, exclusive of depreciation and amortization. The Consolidated Financial Statements include the results of the acquisitions subsequent to each of their closings.

Goodwill.   Goodwill represents the excess purchase price over the fair value of identifiable net assets of businesses acquired, and is not amortized. The Company reviews the recoverability of goodwill annually (or based on any triggering event) by comparing the estimated fair values (based on discounted cash flow analysis) of reporting units with their respective net book values. If the carrying amount of the reporting unit exceeds its fair value, the goodwill impairment loss is measured as the excess of the carrying value of goodwill over its fair value. The Company completed its annual impairment tests in 2014, 2013 and 2012 and no goodwill impairment charges were recorded. See Note 4.

Other long-lived assets.  The Company reviews the recoverability of its long-lived assets and identifiable intangibles held and used whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, the assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset from the undiscounted expected future cash flows of the asset. If the future cash flows are less than the carrying value of such asset, an impairment charge is recognized for the difference between the estimated fair value and the carrying value. In addition, the Company also reviews its indefinite-lived intangible assets on an annual basis.

Revenue recognition.  The Company recognizes revenue when the following criteria have been met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the seller’s price to the buyer is fixed or determinable; and 4) collectibility is reasonably assured.

The Company offers various information offerings developed to meet its clients’ needs by using data secured from a worldwide network of suppliers. The Company’s revenue arrangements may include multiple elements. A typical information offerings arrangement (primarily under fixed-price contracts) may include an ongoing subscription-based deliverable for which revenue is recognized ratably as earned over the contract period, and/or a one-time delivery of data offerings for which revenue is recognized upon delivery, assuming all other criteria are met. The Company’s subscription arrangements typically have terms ranging from one to three years and are generally non-cancelable and do not contain refund-type provisions.

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements - Continued

The Company also offers technology services offerings that enable its clients to make informed business decisions. Technology services offerings consist of a mix of small and large-scale services and consulting projects, multi-year outsourcing contracts and software licenses. These arrangements typically have terms ranging from several weeks to three years, with a majority having terms of one year or less. Revenues for services engagements where deliverables occur ratably over time are recognized on a straight-line basis over the term of the arrangement. Revenues from time and material contracts are recognized as the services are provided. Revenues from fixed price ad hoc services and consulting contracts are recognized either over the contract term based on the ratio of the number of hours incurred for services provided during the period compared to the total estimated hours to be incurred over the entire arrangement (efforts based), or upon delivery (completed contract).

The deliverables in multi-element arrangements qualify as separate units of accounting as each has value on a standalone basis to the client, objective and reliable evidence of fair value for any undelivered item(s) exists, and where the arrangement includes a general right of return relative to the delivered item(s), delivery of the undelivered item(s) is probable and within the Company’s control. The Company allocates revenue to each element within its arrangements based upon their respective relative selling price. Fair values for these elements are based upon the normal pricing practices for these offerings when sold separately. The Company defers revenue for any undelivered elements, and recognizes revenue when the product is delivered or over the term of the agreement, in accordance with its revenue recognition policy for such element as noted above.

The Company presents its revenues net of taxes assessed by government authorities.

Payment terms vary by client, but are typically stipulated in the contract and are generally invoiced with 30 day payment terms. The Company generally does not offer extended payment terms. Advance payments from clients are credited to Deferred revenues and reflected in Revenue as earned over the contract term. Unbilled receivables are included in Accounts receivable, net in the Consolidated Statements of Financial Position and represent revenues for products delivered or services performed that have not yet been invoiced to the client. Unbilled receivables are generally invoiced within the following month.

Operating costs of information.  Operating costs of information includes costs attributable to personnel involved in production, data management and delivery, and the costs of acquiring and processing data for the Company’s information offerings. One of the Company’s major expenditures is the cost for the data it receives from suppliers. After receipt of the raw data and prior to the data being available for use in any part of the business, the Company is required to transform the raw data into useful information through a series of comprehensive processes. These processes involve significant employee costs and data processing costs. Costs associated with purchases are deferred within work-in-process inventory and recognized as expense as the corresponding data product revenue is recognized, generally over a thirty to sixty day period.

Direct and incremental costs of technology services.  Direct and incremental costs of technology services include costs of staff directly involved with delivering technology-related, consulting and services generating offerings and engagements, related accommodations and the costs of data purchased specifically for technology services engagements. Direct and incremental costs of technology services do not include an allocation of direct costs of data that are included in operating costs of information. Although the Company’s data, the costs of which are included in Operating costs of information, is used in multiple client solutions across different offerings within both information and technology services, the Company does not have a meaningful way to allocate the direct cost of the data between information and technology services. As such, the direct and incremental costs of technology services do not reflect the total costs incurred to deliver technology services engagements.

Restructuring activities.  The Company records a liability for significant costs associated with restructuring activities, including employee severance and related benefits, lease termination costs, asset impairments and other qualifying exit costs, when such costs are deemed probable and estimable. Employee severance benefits are calculated pursuant to the terms of established employee protection plans, in accordance with local statutory minimum requirements or individual employee contracts, as applicable. These charges are included in Severance, impairment and other charges, a component of operating income, on the Consolidated Statements of Comprehensive Loss.

Pensions and other postretirement benefits.  The Company provides a number of retirement benefits to its employees, including defined benefit pension plans and postretirement medical plans. The determination of benefit obligations and expense is based on actuarial models. In order to measure benefit costs and obligations using these models, critical assumptions are made with regard to the discount rate, expected return on plan assets, cash balance crediting rate, lump sum conversion rate and the assumed rate of compensation increases. In addition, retiree medical care cost trend rates are a key assumption used exclusively in determining costs for the Company’s postretirement health care and life insurance benefit plans. Management reviews these critical assumptions at least annually. Other assumptions involve demographic factors such as the turnover, retirement and mortality rates. Management reviews these assumptions periodically and updates them when its experience deems it appropriate to do so.

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements - Continued

The discount rate is the rate at which the benefit obligations could be effectively settled and is determined annually by management. For U.S. plans, the discount rate is based on results of a modeling process in which the plans’ expected cash flow (determined on a projected benefit obligation basis) is matched with spot rates developed from a yield curve comprised of high-grade (Moody’s Aa and above, or Standard and Poor’s AA and above) non-callable corporate bonds to develop the present value of the expected cash flow, and then determining the single rate (discount rate) which when applied to the expected cash flow derives that same present value. In the U.K. specifically, the discount rate is set based on the yields on a universe of approximately 120 high quality (Aa rated) non-callable corporate bonds denominated in U.K. Sterling, appropriate to the duration of Plan liabilities. For the other non-U.S. plans, the discount rate is based on the current yield of an index of high quality corporate bonds. At December 31, 2014, the discount rate ranged from 2.6% to 3.9% compared to 2.9% to 4.7% at December 31, 2013 for its U.S. pension plans and postretirement benefit plan. The discount rate for its U.K. pension plan decreased to 3.8% at December 31, 2014 from 4.6% at December 31, 2013. The U.S. and U.K. plans represent approximately 90% of the consolidated benefit obligation as of December 31, 2014. The discount rates in other non-U.S. countries decreased, as the range of applicable discount rates at December 31, 2014 was 0.5% to 4.6%.

Under the U.S. qualified retirement plan, participants have a notional retirement account that increases with pay and investment credits. The rate used to determine the investment credit (cash balance crediting rate) varies monthly and is equal to 1/12th of the yield on 30-year U.S. Government Treasury Bonds, with a minimum of 0.25%. At retirement, the account is converted to a monthly retirement benefit.

In selecting an expected return on plan asset assumption, the Company considers the returns being earned by each plan investment category in the fund, the rates of return expected to be available for reinvestment and long-term economic forecasts for the type of investments held by the plan. The expected return on plan assets for the U.S. pension plans was 8.0% at January 1, 2015 and January 1, 2014. Outside the U.S., the range of applicable expected rates of return was 1.0% to 6.0% as of January 1, 2015 compared to 1.0% to 6.5% as of January 1, 2014. The actual return on plan assets will vary from year to year versus this assumption. The Company believes it is appropriate to use long-term expected forecasts in selecting the expected return on plan assets. As such, there can be no assurance that the Company’s actual return on plan assets will approximate the long-term expected forecasts. While the Company believes that the assumptions used are reasonable, differences in actual experience or changes in assumptions may materially affect its pension and postretirement obligations and future expense.

The Company’s estimated long-term rate of return on plan assets is based on the principles of capital market theory which maintain that over the long run, prudent investment risk taking is rewarded with incremental returns and that combining non-correlated assets can maximize risk adjusted portfolio returns. Long-term return estimates are developed by asset category based on actual class return data, historical relationships between asset classes and risk factors and peer plan data. Long-term return estimates for the Company’s U.K. pension plan are developed by asset category based on actual class return data, historical relationships between asset classes and risk factors.

The Company utilizes a corridor approach to amortizing unrecognized gains and losses in the pension and postretirement plans. Amortization occurs when the accumulated unrecognized net gain or loss balance exceeds the criterion of 10% of the larger of the beginning balances of the projected benefit obligation or the market-related value of the plan assets. The excess unrecognized gain or loss balance is then amortized using the straight-line method over the average remaining service-life of active employees expected to receive benefits. At December 31, 2014, the weighted-average remaining service-life of active employees was 25.62 years.

Additional information on pension and other postretirement benefit plans is contained in Note 8.

Foreign currency.  The Company has significant investments in non-U.S. countries. Therefore, changes in the value of foreign currencies affect the Company’s Consolidated Financial Statements when translated into U.S. dollars. For all operations outside the U.S. where the Company has designated the local currency as the functional currency, assets and liabilities are translated using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange prevailing during the period the transactions occurred. Translation gains and losses are included as an adjustment to the accumulated other comprehensive income (loss) (“AOCI”) component of Shareholders’ Equity. In addition, gains and losses from foreign currency transactions, such as those resulting from the settlement and revaluation of third-party and intercompany foreign receivables and payables, are included in the determination of net (loss) income.

For operations in countries that are considered to be highly inflationary or where the U.S. dollar is designated as the functional currency, monetary assets and liabilities are remeasured using end-of-period exchange rates, whereas non-monetary accounts are remeasured using historical exchange rates, and all remeasurement and transaction adjustments are recognized in Other loss, net.

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements - Continued

Income taxes.  The Company operates in more than 100 countries around the world and its earnings are taxed at the applicable income tax rate in each of those countries. The Company provides for income taxes utilizing the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each balance sheet date, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. If it is determined that it is more likely than not that future tax benefits associated with a deferred tax asset will not be realized, a valuation allowance is provided. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income in the period that includes the enactment date. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. See Note 11 for additional information.

Stock-based compensation.  The Company maintains an equity incentive plan, which provides for the grant of stock options (including incentive stock options), stock appreciation rights, restricted and deferred stock (including restricted stock units), dividend equivalents, other stock-based awards and performance awards, including annual incentive awards. The Company is required to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. For performance-based awards, stock-based compensation expense is adjusted over time based on the Company’s assessment of the probability of achieving the financial targets. The value of the portion of the award that is ultimately expected to vest is recognized as expense either on a straight-line basis over the requisite service period of the award or on a graded vesting basis (performance-based awards) in the Company’s Consolidated Statements of Comprehensive Loss. As the stock-based compensation is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company is required to estimate the forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. See Note 10 for additional information.

Computation of earnings (loss) per share.  Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed, when the result is dilutive, using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of employee stock options and restricted stock units.

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

In periods of net loss, basic loss per share and diluted loss per share are the same since the effect of potential common shares is anti-dilutive and therefore excluded. See Note 17 for additional information.

Treasury stock.  The Company records treasury stock purchases under the cost method. Upon reissuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid in capital. If the Company reissues treasury stock at an amount below its acquisition cost and additional paid in capital associated with prior treasury stock transactions is insufficient to cover the difference between the acquisition cost and the reissue price, this difference is recorded against retained earnings.

Legal costs.  Legal costs are expensed as incurred.

Reportable segments.  The Company’s operations consist of one reportable segment, which represents management’s view of the Company’s operations based on its management and internal reporting structure. See Note 16 for additional information.

Use of estimates.  The preparation of financial statements and related disclosures in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates. The most significant estimates relate to allowances, depreciation of fixed assets including salvage values, carrying value of goodwill and intangible assets, provision for income taxes and tax assets and liabilities, reserves for severance, pensions and reserves for employee benefits, stock-based compensation, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The accounting estimates

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements - Continued

used in the preparation of the Company’s Consolidated Financial Statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results could vary from the estimates and assumptions used in the preparation of the Consolidated Financial Statements.

Recently Issued Accounting Standards

In August 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on management’s responsibility to assess an entity’s ability to continue as a going concern and provide related footnote disclosures in certain circumstances. The guidance is effective for the Company’s interim and annual periods beginning after December 15, 2016. The Company does not believe the adoption of this guidance will have a material impact its consolidated financial statements or disclosures.

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

Note 3. Acquisitions and Dispositions

The Company makes acquisitions in order to expand its products, services and geographic reach.

2014

During the year ended December 31, 2014, the Company completed the acquisitions of Aileron Solutions, LLC (U.S.), Global Channel Marketing Solutions (U.S.), Forcea NV (Belgium), Kent Capital (U.S.) and the consumer health businesses of Nielsen Holdings N.V. in certain European markets. Aileron uses anonymous medical claims data to provide analytic services to pharmaceutical, biotechnology, and medical device companies for the purpose of identifying healthcare professionals that will most benefit from information regarding medical device, diagnostics, or prescription products. This acquisition accelerates the Company’s services in two primary growth areas: oncology specialty and the medical device and diagnostic channel. Global Channel Marketing Solutions is a multi-channel marketing company that helps life sciences companies transform their customer engagements through multi-channel marketing operations support and solutions. Forcea specializes in business intelligence applications and analytics for hospitals and life sciences organizations.

The purchase price allocations for these acquisitions will be finalized after the completion of the valuation of certain intangible assets and any adjustments to the preliminary purchase price allocations are not expected to have a material impact on the Company’s results of operations. Had these acquisitions occurred as of the beginning of 2013, the impact on the Company’s results of operations would not have been material.

During the year ended December 31, 2014, the Company recorded measurement period adjustments related to acquisitions that occurred in 2013. These adjustments did not have a material impact on the Company’s Consolidated Financial Statements for any period reported, and therefore, the Company did not retrospectively adjust the Consolidated Statement of Financial Position as of December 31, 2013.

2013

During the year ended December 31, 2013, the Company completed ten acquisitions; Vedere Group Limited (Australia), Appature, Inc. (U.S.), Semantelli, LLC (U.S.), 360 Vantage, LLC (U.S.), Incential Software, Inc. (U.S.), Diversinet Corp. (Canada), the consumer health businesses of Nielsen Holdings N.V. (in certain other European markets), HCM-BIOS (France), Pygargus AB (Sweden) and Amundsen Group, Inc. (U.S.) to strengthen our product offerings. Had these acquisitions occurred as of January 1, 2012, the impact on the Company’s results of operations would not have been material.

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements - Continued

2012

During the year ended December 31, 2012, the Company completed nine acquisitions; PharmARC Analytical Solutions Private Limited (India), Pharmadata s.r.o. (Europe), Suomen Lääkedata Oy (Europe), DecisionView, Inc. (U.S.), PharmaDeals Ltd. (Europe), Tar Heel Trading Company, LLC (U.S.), Life Science Partners Pty Limited (Australia), Pharmexpert Group (Europe) and Marina Consulting, LLC (U.S.) to strengthen our product offerings. Had these acquisitions occurred as of January 1, 2011, the impact on the Company’s results of operations would not have been material.

Summary Financial Information

Financial information related to these acquisitions is as follows:

		As of and For the Years Ended December 31,
(in millions)	Weighted Average Amortization Period	2014	2013	2012
Total cost of acquisitions(1)		$60	$129	$77
Acquisition-related costs		3	10	11

Amounts recorded in the Consolidated Statements of Financial Position(2):
Goodwill		$31	$124	$30
Portion of goodwill deductible for tax purposes		21	46	10
Computer software	4-5 years	2	16	15
Intangible assets:
Client relationships	10-11 years	$18	$24	$24
Covenants not to compete	3-5 years	12	7	—
Databases	2-4 years	5	1	5
Trade names	4 years	—	5	—
Total intangible assets		$35	$37	$29

(1)	Of the total cost of acquisitions for 2014, $56 million was paid during the year ended December 31, 2014, and the balance will be paid in 2015 subject to certain conditions.
(2)	Amounts recorded in the Consolidated Statements of Financial Position may contain measurement period adjustments related to acquisitions that occurred in the previous year.

Contingent Consideration

Under the terms of certain acquisition-related purchase agreements, the Company may be required to pay additional amounts as contingent consideration based on the achievement of certain financial performance related metrics, ranging from $0 to $24 million through 2017. The Company’s contingent consideration recorded on the balance sheet was approximately $24 million and $65 million at December 31, 2014 and 2013, respectively. The fair value measurement of this contingent consideration is classified within Level 3 of the fair value hierarchy (see Note 6) and reflects the Company’s own assumptions in measuring fair values using the income approach. In developing these estimates, the Company considered certain performance projections, historical results, and industry trends. Changes in the fair value estimates are included in Selling and administrative expenses

Dispositions

In connection with the acquisition of SDI Health LLC (“SDI”) in 2011, the Federal Trade Commission (“FTC”) required the Company to divest a portion of the acquired business. As a result, the Company sold a portion of the business to a third party and received $16 million in 2012. In connection with this divestiture, the Company also received approximately $9 million due from the former SDI shareholders. Also in 2012, the Company sold a building in the U.S. and received net proceeds of approximately $9 million.

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements - Continued

Note 4. Goodwill and Identifiable Intangible Assets

The following table sets forth changes in the Company’s goodwill for the years ended December 31, 2014 and 2013.

(in millions)	Goodwill
Balance at December 31, 2012	$3,583
Goodwill assigned in purchase price allocations (see Note 3)	124
Foreign currency translation adjustments and other	(134)
Balance at December 31, 2013	$3,573
Goodwill assigned in purchase price allocations (see Note 3)	31
Foreign currency translation adjustments and other	(187)
Balance at December 31, 2014	$3,417

Intangible assets that have finite useful lives are amortized using the straight-line method over periods ranging from two to twenty years. The gross carrying amounts, related accumulated amortization and the weighted average amortization periods of the Company’s intangible assets are listed in the following table:

	December 31, 2014			December 31, 2013
(in millions)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization
Databases	$679	$(639)	—	$725	$(542)
Client Relationships	2,051	(592)	14	2,131	(488)
Trade Names (Finite-Lived)	142	(38)	14	151	(31)
Trade Names (Indefinite-Lived)	523	—	N/A	560	—
Covenants not to compete and other	32	(16)	2	21	(10)
Total Intangible Assets	$3,427	$(1,285)	11	$3,588	$(1,071)

Intangible asset amortization expense was $290 million, $287 million and $291 million during the years ended December 31, 2014, 2013 and 2012. Based on current estimated useful lives, amortization expense associated with intangible assets at December 31, 2014 is estimated to be as follows:

(in millions)	Amortization Expense
Year ended December 31,
2015	$172
2016	146
2017	134
2018	130
2019	129
Thereafter	908

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements - Continued

Note 5. Severance, Impairment and Other Charges

Severance

As a result of ongoing cost reduction efforts, the Company recorded severance charges consisting of global workforce reductions to streamline its organization. The following table sets forth the activity in the Company’s severance-related reserves:

(in millions)	2014 Plan(1)	2013 Plan(2)	2012 Plan(3)
Balance at December 31, 2012	$—	$—	$23
Charges	—	12	—
Cash payments	—	—	(11)
Reversals	—	—	(6)
Balance at December 31, 2013	—	12	6
Charges	22	—	—
Cash payments	(11)	(5)	(4)
Balance at December 31, 2014	$11	$7	$2

(1)

In 2014, the Company implemented a restructuring plan (the “2014 Plan”) and recorded pre-tax severance charges of $22 million, $3 million of which was recorded in the fourth quarter of 2014. The Company expects that cash outlays related to the 2014 Plan will be substantially complete by the end of 2016.

(2)

In December 2013, the Company implemented a restructuring plan (the “2013 Plan”) and recorded a pre-tax severance charge of $12 million. The Company expects that cash outlays related to the 2013 Plan will be substantially complete by the end of 2015.

(3)

In December 2012, the Company implemented a restructuring plan (the “2012 Plan”) and recorded a pre-tax severance charge of $23 million. In 2013, $6 million of severance accruals were reversed due to the favorable settlement of required termination benefits and strategic business changes.

Additionally, during the fourth quarter of 2012, the Company reversed approximately $10 million of severance accruals due to the favorable settlement of required termination benefits and strategic business changes related to a restructuring plan implemented in 2010.

Other Charges

During 2014, the Company recorded impairment charges of $11 million, of which $8 million related to impaired leases for properties in the U.S. and $3 million for the write-down of certain assets and contract-related charges for which the Company will not realize any future economic benefits.

During 2013, the Company recorded impairment charges of $10 million, $7 million of which related to impaired leases for properties vacated in the U.S. and $3 million for contract-related charges for which the Company will not realize any future economic benefits. Of the $7 million charge for impaired leases, $3 million was recorded in the fourth quarter of 2013.

During the fourth quarter of 2012, the Company recorded impairment charges of $2 million related to the write-down of certain assets to their net realizable values, $3 million for contract-related charges for which the Company will not realize any future economic benefits and $1 million related to a lease impairment for property in the U.S. Also in 2012, the Company recorded $8 million of impairment charges related to leased facilities in the U.S. and Europe and $21 million of impairment charges related to the write-down of certain assets to their net realizable values and $1 million of contract-related charges for which the Company will not realize any future economic benefits.

Estimated future funding requirements for the Company related to severance, impairment and other charges are $22 million in fiscal 2015, $1 million in fiscal 2016 and $1 million thereafter.

Note 6. Derivatives and Fair Value

Foreign Exchange Risk Management

The Company transacts business in more than 100 countries and is subject to risks associated with changing foreign exchange rates. The Company’s objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes. Accordingly, the Company enters into foreign currency forward contracts to minimize the impact of foreign exchange movements on non–functional currency assets and liabilities and to hedge non-U.S. Dollar anticipated royalties (“Royalty Hedging”). Additionally, through March 2014, the Company utilized foreign currency forward contracts to minimize the impact of foreign exchange movements on EBITDA. These contracts were unwound by the end of 2014. It is the Company’s policy to enter into foreign currency transactions only to the extent necessary to meet its objectives as stated above. The Company does not enter into foreign currency transactions for investment or speculative purposes. The principal currencies hedged are the Euro, the Japanese Yen, the Swiss Franc and the Canadian Dollar.

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements - Continued

The forward contracts entered into for balance sheet risk management purposes are not designated as hedges and are carried at fair value, with changes in the fair value recorded to Other loss, net in the Consolidated Statements of Comprehensive Loss. These contracts do not subject the Company to material balance sheet risk because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged.

Unrealized and realized gains and losses on the contracts entered into for managing foreign exchange movement on EBITDA did not qualify for hedge accounting, and therefore were not deferred and were included in the Consolidated Statements of Comprehensive Loss in Other loss, net.

The forward contracts entered into for Royalty Hedging purposes are designated as hedges and are carried at fair value, with changes in the fair value recorded to Accumulated Other Comprehensive Income (Loss) (“AOCI”). The change in fair value is reclassified from AOCI to earnings in the quarter in which the hedged royalty is paid. These contracts have various expiration dates through November 2015.

The following table details the components of foreign exchange gain (loss) included in Other loss, net on the Consolidated Statements of Comprehensive Loss:

	Years Ended December 31,
(in millions)	2014	2013	2012
Translation of non-functional currency debt	$—	$(40)	$(18)
Revaluation of other non-functional currency assets and liabilities(1)	(42)	(28)	(13)
Effect of derivatives	(3)	9	5
Total foreign exchange gain (loss)	$(45)	$(59)	$(26)

(1)

2014 included a $49 million charge related to a change in the exchange rate used to remeasure the Company’s Venezuelan Bolívar account balances. Additionally, 2013 included a $14 million charge resulting from devaluation of Venezuelan Bolívars. Both the 2014 and 2013 charges are further described below in this Note.

Net Investment Risk Management

In April 2014, the Company designated Euro currency borrowings as hedges of its foreign currency exposures of the net investment in certain foreign affiliates. As of December 31, 2014, these borrowings (net of original issue discount) were €865 million ($1,052 million). The effective portion of foreign exchange gains or losses on the remeasurement of the debt is recognized in the cumulative translation adjustment component of AOCI with the related offset in long-term debt. Those amounts would be reclassified from AOCI to earnings upon the sale or substantial liquidation of these net investments. The amount of foreign exchange gains related to the net investment hedges included in cumulative translation adjustment for the year ended December 31, 2014 was $142 million.

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

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements - Continued

The fair values of derivative instruments in the Consolidated Statements of Financial Position are as follows:

		December 31, 2014			December 31, 2013
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
(in millions)	Balance Sheet Caption	Asset	Liability		Asset	Liability
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	Accounts receivable/Accounts payable	$18	$—	$189	$6	$4	$202
Interest rate caps	Other assets	12	—	1,000	—	—	—
Interest rate swaps	See below (1)	—	12	553	—	—	—
Derivatives not Designated as Hedging Instruments:
Foreign exchange contracts	Accounts receivable/Accounts payable	—	2	93	3	11	219
Interest rate caps	—	—	—	100	—	—	365
Interest rate swaps	See below(1)	—	4	225	—	12	375
Total Derivatives		$30	$18		$9	$27

(1)

$1 million included in Accrued and other current liabilities and $15 million included in Other liabilities at December 31, 2014 and $12 million included in Other liabilities at December 31, 2013 in the Consolidated Statements of Financial Position.

For derivatives designated as hedges, the Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in fair values or cash flows of hedged items. If it is determined that a derivative ceases to be highly effective as a hedge, the Company will discontinue hedge accounting with respect to that derivative prospectively. When it is probable that a hedged forecasted transaction will not occur, the Company discontinues hedge accounting for the affected portion of the forecasted transaction, and reclassifies gains or losses that were accumulated in AOCI to earnings in Other loss, net for foreign exchange derivatives and interest expense for interest rate derivatives on the Consolidated Statements of Comprehensive Loss. Cash flows are classified consistent with the underlying hedged item.

The effects of derivative instruments in cash flow hedging relationships on the Consolidated Statements of Comprehensive Loss are as follows:

	Effect of Derivatives on Financial Performance
(in millions)	Amount of Income/(Loss) Recognized in AOCI			Location of Income/(Loss) Reclassified from AOCI into Earnings	Amount of Income/(Loss) Reclassified from AOCI into Earnings
Years Ended December 31,	2014	2013	2012		2014	2013	2012
Foreign exchange contracts	$23	$13	$5	Other loss, net	$7	$14	$6
Interest rate derivatives	(20)	—	—	Interest expense	—	—	—

The pre-tax loss recognized in earnings on derivatives not designated as hedging instruments was as follows:

	Years Ended December 31,
(in millions)	2014	2013	2012
Foreign exchange contracts(1)	$(9)	$(5)	$(4)
Interest rate derivatives(2)	(1)	(1)	(5)
Total derivatives not designated as hedging instruments	$(10)	$(6)	$(9)

(1)	Included in Other loss, net
(2)	Included in interest expense

Changes in the fair value of derivatives that are designated as cash flow hedges are recorded in AOCI to the extent effective and reclassified into earnings in the same period or periods during which the transaction hedged by that derivative also affects earnings. The Company expects $15 million of pre-tax unrealized gains related to its foreign exchange contracts and interest rate derivatives included in AOCI at December 31, 2014 to be reclassified into earnings within the next twelve months.

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements - Continued

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

The carrying values of cash, cash equivalents, restricted cash, accounts receivable and accounts payable approximated their fair values at December 31, 2014 and 2013 due to the short-term nature of these instruments. At December 31, 2014 and 2013, the fair value of total debt approximated $3,799 million and $5,280 million, respectively, as determined under Level 2 measurements based on quoted prices for these financial instruments.

Recurring measurements

The following tables summarize assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Basis of Fair Value Measurements
	December 31, 2014
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Derivatives	$—	$30	$—	$30
Total	$—	$30	$—	$30
Liabilities
Contingent consideration	$—	$—	$24	$24
Derivatives	—	18	—	18
Total	$—	$18	$24	$42

	December 31, 2013
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$—	$4	$—	$4
Derivatives	—	9	—	9
Total	$—	$13	$—	$13
Liabilities
Contingent consideration	$—	$—	$65	$65
Derivatives	—	27	—	27
Total	$—	$27	$65	$92

Short-term investments consisted of government bond funds. Derivatives consist of foreign exchange contracts and interest rate caps and swaps. The fair value of foreign exchange contracts is based on observable market inputs of spot and forward rates. The fair value of the interest rate caps and swaps is the estimated amount that the Company would receive or pay to terminate such agreements, taking into account market interest rates and the remaining time to maturities.

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements - Continued

The following table summarizes Level 3 acquisition-related contingent consideration liabilities (see Note 3) carried at fair value on a recurring basis with the use of unobservable inputs for the period indicated.

(in millions)	Contingent Consideration Liabilities
Balance at December 31, 2012	$23
New acquisitions	49
Cash payments	(3)
Changes in fair value estimates and foreign currency translation adjustments	(4)
Balance at December 31, 2013	65
New acquisitions	3
Cash payments	(28)
Changes in fair value estimates and foreign currency translation adjustments	(16)
Balance at December 31, 2014	$24

During 2014, the Company paid $25 million as a final settlement for an earn-out related to a 2013 acquisition. The settlement resulted in a $9 million change in the fair value of the contingent consideration liability.

Non-recurring measurements

In 2014, the Company recorded a $7 million impairment charge for a leased facility, resulting in a fair value measurement of $9 million. The fair value was based on a third party market assessment, a Level 2 measurement. Additionally in 2014, the Company wrote off the value of computer software that was no longer in use to zero and recorded an impairment charge of $2 million. The fair value reflects an internal review of the net realizable value of the software and thus is a Level 3 measurement.

In 2013, the Company wrote-off the value of a cost method investment and an associated asset that was no longer in use to zero and recorded charges of $5 million, $3 million of which were recorded in Severance, impairment and other charges and $2 million of which were recorded in Other loss, net. The fair value reflects an internal review of the net realizable value of the assets and thus is a Level 3 measurement. Also, in 2013, the Company recorded an additional $3 million impairment charge for a leased facility, resulting in a fair value measurement of the liability of $9 million at December 31, 2013. The fair value was based on a third party market assessment, a Level 2 measurement.

In 2012, the Company wrote-off the value of computer software that was no longer in use to zero and recorded an impairment charge of $22 million. The fair value reflects an internal review of the net realizable value of the software and thus is a Level 3 measurement.

Venezuela

In February 2013, the Venezuelan government announced the devaluation of its currency. The official exchange rate was adjusted from 4.30 Bolívars to each U.S. Dollar to 6.30. The Company’s Swiss operating subsidiary, IMS AG, maintains certain account balances in Bolívars (mainly cash and cash equivalents). As these balances are held in a non-functional currency of IMS AG, the Company is required to mark-to-market these balances at each reporting date and reflect these movements as gains or losses in income. Additionally, since January 2010, Venezuela has been designated as hyper-inflationary, and as such, all foreign currency fluctuations are recorded in income for certain account balances at the Company’s local Venezuelan operating subsidiary. The Company recorded a pre-tax charge of approximately $14 million to Other loss, net, in 2013 related to the remeasurement of the IMS AG Venezuelan Bolívar account balances and the remeasurement of certain local Bolívar account balances.

In 2014, the Venezuelan government significantly expanded the use of the Supplementary Foreign Currency Administration System (“SICAD”) I exchange market and created a third exchange market called SICAD II. These markets have exchange rates significantly less favorable than the official exchange rate. As a result, the Company assessed its legal eligibility to access the available foreign exchange mechanisms, the transactions that would be eligible, and the Company’s past and expected future ability to transact through those mechanisms. Based on the Company’s analysis, the Company believes SICAD II represents the rate which best reflects the economics of the Company’s Venezuelan business activity, and as such, the Company concluded that it should utilize the SICAD II exchange rate to remeasure its Venezuelan Bolívar account balances. As a result of the change to the SICAD II rate, the Company recorded a pre-tax charge of $49 million to foreign exchange loss within Other loss, net in 2014. The Company continued to remeasure its

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements - Continued

Venezuela account balances at the SICAD II rate of approximately 50 Bolívars to one U.S. Dollar as of December 31, 2014. The net assets held and revenue generated by our Venezuelan subsidiaries were not material to our consolidated results as of December 31, 2014.

Credit Concentrations

The Company continually monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments and does not anticipate non-performance by the counterparties. In general, the Company enters into transactions only with counterparties that are large banks and financial institutions. In addition, the Company attempts to limit the amount of credit exposure with any one institution. The Company would not have realized a material loss during the year ended of December 31, 2014 in the event of non-performance by any one counterparty.

The Company maintains accounts receivable balances ($330 million and $313 million, net of allowances, at December 31, 2014 and 2013, respectively), principally from clients in the pharmaceutical industry. The Company’s trade receivables do not represent significant concentrations of credit risk at December 31, 2014 due to the credit worthiness of its clients and their dispersion across many geographic areas.

Note 7. Debt

The following table summarizes the Company’s debt at the dates indicated:

	December 31,
(in millions)	2014	2013
Senior Secured Credit Facilities:
Senior Secured Term A Loan due 2019—USD LIBOR at average floating rates of 2.40%	$307	$—
Senior Secured Term A Loan due 2019—EUR LIBOR at average floating rates of 2.30%	158	—
Senior Secured Term B Loan due 2021—USD LIBOR at average floating rates of 3.50%	1,735	1,747
Senior Secured Term B Loan due 2021—EUR LIBOR at average floating rates of 3.75%	901	1,030
Revolving Credit Facility due 2019—USD LIBOR at average floating rates of 2.61%	215	—
12.5% Senior Notes due 2018	—	1,000
7.375%/8.125% Senior PIK Toggle Notes due 2018	—	750
6.00% Senior Notes due 2020	500	500
Principal Amount of Debt	3,816	5,027
Less: Unamortized Discounts	(23)	(67)
Total Debt	$3,793	$4,960

Scheduled principal payments due on the Company’s debt as of December 31, 2014 were as follows:

	Year
(in millions)	2015	2016	2017	2018	2019	Thereafter	Total
Debt	$50	$50	$56	$68	$588	$3,004	$3,816

Senior Secured Credit Facilities

In March 2014, IMS Health Incorporated (“IMS Health”), an indirect wholly-owned subsidiary of the Company, and certain of its subsidiaries, as co-borrowers, entered into an amendment (the “2014 Amendment”) to amend and restate the Second Amended and Restated Credit and Guaranty Agreement, which until such date governed IMS Health’s Senior Secured Credit Facilities (the amended and restated credit agreement resulting from the 2014 Amendment, the “2014 Credit Agreement”). The 2014 Amendment added commitments in respect of new Term A loans (the “New Term Loans”) in the aggregate dollar equivalent amount of $500 million, increased outstanding commitments under the revolving credit facility to $500 million, modified certain interest rates and covenants and made additional modifications to IMS Health’s Senior Secured Credit Facilities. The commitments in respect of the New Term Loans mature in March 2019. The New Term Loans were funded in April 2014 concurrent with the Company’s IPO. See Note 1 for further information on the IPO. In addition to the New Term Loans, the Company has Term B loan commitments and in March 2014, IMS Health reduced the borrowing margins and the EUR LIBOR floor by 25 basis points each, respectively, extended the maturity date to March 2021 for these existing Term B loans and increased the capacity to $500 million and extended the maturity date to March 2019 for the existing Revolving Credit Facility. As a result of the 2014 Amendment, the Company recorded $11 million of debt extinguishment losses and $2 million of third party fees in Other loss, net during the year ended December 31, 2014.

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements - Continued

In February 2013, IMS Health and certain of its subsidiaries entered into an amendment of the then existing senior secured term loans due 2017 (“Term Loan Amendment”) to reduce its borrowing costs. IMS Health reduced the borrowing margins and LIBOR floors by 50 basis points and 25 basis points, respectively, for both the USD and EUR tranches of debt. As a result of the Term Loan Amendment, the Company recorded $9 million of debt extinguishment losses and $3 million of third party fees in Other loss, net during the year ended December 31, 2013.

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

At December 31, 2014, IMS Health, IMS AG and IMS Japan K.K., as co-borrowers, had an aggregate $500 million revolving credit facility, of which $285 million was unused. The Senior Secured Credit Facilities are secured by a security interest in substantially all of Healthcare Technology Intermediate Holdings, Inc.’s, IMS Health’s and the U.S. subsidiary guarantors’ tangible and intangible assets, including the stock of IMS Health and certain of IMS Health’s U.S. restricted subsidiaries and a portion of the stock of IMS Health’s non-U.S. restricted subsidiaries directly owned by Healthcare Technology Intermediate Holdings, Inc., IMS Health or a U.S. subsidiary guarantor. In addition, the obligations of IMS AG are guaranteed by certain of its Swiss restricted subsidiaries and are secured by certain assets of IMS AG and the Swiss guarantors, including the stock of the Swiss guarantors, and the obligations of IMS Japan K.K. are secured by certain of its assets. There have been no borrowings by IMS AG or IMS Japan K.K. to date.

Senior Notes

In February 2010, IMS Health issued an aggregate principal amount of $1 billion of senior unsecured notes due 2018 (“Old 12.5% Senior Notes”). In order to effect the Recapitalization, the Company conducted an exchange offer and consent solicitation to exchange the Old 12.5% Senior Notes for new 12.5% Senior Notes due 2018 (“New 12.5% Senior Notes” and, together with Old 12.5% Senior Notes, “12.5% Senior Notes”), and to solicit consents to proposed amendments to the indenture governing the Old 12.5% Senior Notes to permit the Recapitalization. The requisite consents were obtained and 99.96% of the holders of the Old 12.5% Senior Notes agreed to participate in the exchange and received New 12.5% Senior Notes in an equal principal amount. In connection with the IPO, the 12.5% Senior Notes were redeemed in April 2014 at a price equal to 100% of the principal amount of $1 billion, plus accrued interest of $17 million and a make-whole premium of $136 million. The Company incurred a loss on extinguishment of debt of $189 million in 2014, consisting of the make-whole premium and the write-off of $53 million of debt issuance costs and discounts. See Note 1 for further information on the IPO.

The Recapitalization also included a new offering of $500 million aggregate principal amount of 6% Senior Notes due 2020 (the “6% Senior Notes”). Interest is payable semi-annually each year. The 6% Senior Notes are guaranteed on a senior unsecured basis by IMS Health’s wholly-owned domestic subsidiaries that are guarantors under the Senior Secured Credit Facilities. The 6% Senior Notes have a three-year no call redemption period that expires in October 2015. The Notes can be redeemed at the Company’s option at a predetermined redemption price beginning in November 2015.

Senior PIK Notes

In August 2013, Healthcare Technology Intermediate, Inc., a wholly-owned subsidiary of the Company, issued $750 million of Senior PIK Notes. The Senior PIK Notes were unsecured obligations of Healthcare Technology Intermediate, Inc. and had a maturity date of September 1, 2018. Interest was to be paid semi-annually in March and September of each year, commencing March 1, 2014. The proceeds, along with cash provided by the Company, were used to pay an approximate $753 million dividend to shareholders of the Company and for the payment of fees and expenses of the transaction of approximately $17 million. In connection with the IPO, the Senior PIK Notes were redeemed in April 2014 at a price equal to 100% of the principal amount of $750 million, plus accrued interest of $6 million and a make-whole premium of $15 million. The Company incurred a loss on extinguishment of debt of $30 million in 2014, consisting of the make-whole premium and the write-off of $15 million of debt issuance costs. See Note 1 for further information on the IPO.

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements - Continued

Costs incurred to issue debt are generally deferred and amortized as a component of interest expense over the estimated term of the related debt using the effective interest rate method. As of December 31, 2014, the unamortized balance of original issue discount reflected as a reduction to long term debt and fees and expenses related to the issuance of the debt included in Other assets was $23 million and $56 million, respectively. The Company recorded interest expense of $18 million, $35 million and $30 million for the years ended December 31, 2014, 2013 and 2012, respectively, related to the amortization of these balances.

The Company’s financing arrangements provide for certain covenants and events of default customary for similar instruments, including in the case of the Senior Secured Credit Facilities beginning with the fiscal quarter ending June 30, 2014, a covenant not to exceed a specified ratio of consolidated senior secured net indebtedness to Consolidated EBITDA, as defined in the 2014 Credit Agreement and a covenant to maintain a specified minimum interest coverage ratio. If an event of default occurs under any of the Company’s or the Company’s subsidiaries’ financing arrangements, the creditors under such financing arrangements will be entitled to take various actions, including the acceleration of amounts due under such arrangements, and in the case of the lenders under the revolving credit facility and New Term Loans, other actions permitted to be taken by a secured creditor. At December 31, 2014, the Company was in compliance with the financial covenants under the Company’s financing arrangements.

Note 8. Pension and Postretirement Benefits

The Company sponsors both funded and unfunded defined benefit pension plans. These plans provide benefits based on various criteria, including, but not limited to, years of service and salary. The Company also sponsors an unfunded postretirement benefit plan in the U.S. that provides health and prescription drug benefits to retirees who meet the eligibility requirements. The Company uses a December 31 measurement date for all pension and postretirement benefit plans. The U.K. Defined Benefit Plan closed to future accrual at June 30, 2011, giving rise to a curtailment under U.S. GAAP accounting.

Effective July 1, 2013, the Company amended its postretirement benefit plan to provide participants over the age of 65 retiree health benefits through a Health Reimbursement Arrangement (“HRA”) account. Covered retirees will be provided funds to be able to purchase their own health care coverage from private insurance companies and receive reimbursement of eligible health care expenses through the account. This amendment resulted in a net decrease of $5 million in the benefit obligation during the year ended December 31, 2013 and is reflected as a plan amendment in the Other benefits table below. The $5 million plan amendment will be amortized over approximately five years, the average remaining life expectancy of the plan participants, defined as the average expected years until the HRA account is depleted.

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements - Continued

The following tables summarize changes in the benefit obligation, the plan assets and the funded status of the Company’s pension and postretirement benefit plans as well as the components of net periodic benefit costs, including key assumptions.

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	Years Ended December 31,
(in millions)	2014	2013	2014	2013
Obligation and Funded Status:
Change in benefit obligation
Benefit obligation at beginning of year	$249	$251	$247	$224
Service cost	10	10	6	5
Interest cost	12	9	11	9
Foreign currency exchange adjustment	—	—	(17)	2
Actuarial loss (gain)	28	(14)	29	19
Benefits paid	(8)	(7)	(9)	(9)
Settlements	—	—	(3)	(3)
Plan adoption(1)	—	—	41	—
Benefit obligation at end of year	$291	$249	$305	$247

Change in plan assets
Fair value of plan assets at beginning of year	$274	$232	$234	$180
Actual return on assets	26	45	33	22
Foreign currency exchange adjustment	—	—	(15)	3
Employer contributions	3	4	14	41
Benefits paid	(8)	(7)	(9)	(9)
Settlements	—	—	(3)	(3)
Plan adoption(1)	—	—	29	—
Fair value of plan assets at end of year	$295	$274	$283	$234

Funded status	$4	$25	$(22)	$(13)

Amounts recognized in the Consolidated Statements of Financial Position:
Other assets	$48	$64	$8	$4
Accrued and other current liabilities	(2)	(2)	(1)	(1)
Postretirement and postemployment benefits liability	(42)	(37)	(29)	(16)
Net amount recognized	$4	$25	$(22)	$(13)

Accumulated benefit obligation	$287	$246	$298	$244
(1)	Represents the conversion of a non-U.S. plan from a defined contribution plan to a defined benefit plan as of December 31, 2014.

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements - Continued

	Other Benefits
	Years Ended December 31,
(in millions)	2014	2013
Obligation and Funded Status:
Change in benefit obligation
Benefit obligation at beginning of year	$6	$13
Actuarial gain	(1)	(1)
Amendment	—	(5)
Benefits paid (net of Medicare subsidy)	—	(1)
Benefit obligation at end of year	$5	$6

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	—	1
Benefits paid (net of Medicare subsidy)	—	(1)
Fair value of plan assets at end of year	$—	$—

Funded status	$(5)	$(6)

Amounts recognized in the Consolidated Statements of Financial Position:
Accrued and other current liabilities	$(1)	$(1)
Postretirement and postemployment benefits liability	(4)	(5)
Net amount recognized	$(5)	$(6)

The following table provides the information for pension plans with an accumulated benefit obligation in excess of plan assets and projected benefit obligations in excess of plan assets.

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	Years Ended December 31,
(in millions)	2014	2013	2014	2013
Plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$46	$40	$62	$19
Accumulated benefit obligation	45	40	54	16
Fair value of plan assets	1	1	35	6
Plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	$46	$40	$63	$20
Fair value of plan assets	1	1	37	7

The amounts recognized in AOCI for pension and other benefits at December 31 consisted of:

	Pension Benefits				Other Benefits
(in millions)	U.S. Plans		Non-U.S. Plans
	2014	2013	2014	2013	2014	2013
Net actuarial loss (gain)	$12	$(10)	$38	$32	$1	$1
Unrecognized initial obligation	—	—	13	—	—	—
Prior service credit	—	—	—	—	(4)	(5)
Total	12	(10)	51	32	(3)	(4)

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements - Continued

The components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in Other Comprehensive Loss were as follows:

	Pension Benefits – U.S. Plans			Pension Benefits – Non-U.S. Plans
	Years Ended December 31,
(in millions)	2014	2013	2012	2014	2013	2012
Service cost	$10	$10	$7	$6	$5	$5
Interest cost	12	9	10	11	9	10
Expected return on plan assets	(20)	(18)	(16)	(13)	(10)	(11)
Amortization of loss	—	1	—	1	—	—
Net periodic benefit cost	$2	$2	$1	$5	$4	$4

Other changes in plan assets and benefit obligations recognized in other comprehensive loss:
Actuarial loss (gain) – current years	$22	$(41)	$8	$8	$8	$14
Transition obligation	—	—	—	13	—	—
Amortization of actuarial loss	—	(1)	—	(1)	—	—
Total recognized in other comprehensive loss	$22	$(42)	$8	$20	$8	$14
Total recognized in net periodic benefit cost and other comprehensive loss	$24	$(40)	$9	$25	$12	$18

	Other Benefits
	Years Ended December 31,
(in millions)	2014	2013	2012
Interest cost	$—	$—	$1
Amortization of prior service credit	(1)	—	—
Net periodic benefit cost	$(1)	$—	$1

Other changes in plan assets and benefit obligations recognized in other comprehensive loss:
Actuarial gain – current years	$—	$(1)	$—
Prior service cost (credit) – current years	1	(5)	—
Total recognized in other comprehensive loss	$1	$(6)	$—
Total recognized in net periodic benefit cost and other comprehensive loss	$—	$(6)	$1

The amounts in AOCI that are expected to be recognized as components of net periodic benefit cost (credit) during 2015 are as follows:

	Pension Benefits
(in millions)	U.S. Plans	Non-U.S. Plans	Other Benefits	Total
Net actuarial loss	$1	$1	$—	$2
Prior service credit	—	—	(1)	(1)
Total	$1	$1	$(1)	$1

Assumptions

	Pension Benefits				Other Benefits
Weighted Average Assumptions Used to Determine Benefit Obligations at December 31,	U.S. Plans		Non-U.S. Plans
	2014	2013	2014	2013	2014	2013
Discount rate	3.87%	4.66%	3.58%	4.37%	2.60%	2.90%
Rate of compensation increase	3.00%	3.00%	1.94%	1.98%	N/A	N/A

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements - Continued

	Pension Benefits						Other Benefits
Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost for the Years Ended December 31,	U.S. Plans			Non-U.S. Plans
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Discount rate	4.66%	3.80%	4.60%	4.37%	4.44%	5.02%	2.90%	3.80%	4.60%
Expected long-term return on plan assets	7.97%	8.00%	8.00%	5.39%	6.30%	6.28%	N/A	N/A	N/A
Rate of compensation increase	3.00%	3.00%	3.00%	1.98%	1.85%	1.62%	N/A	N/A	N/A

The Company elected to adopt a new mortality table issued by the Society of Actuaries in October 2014 for their December 31, 2014 pension calculation. The new mortality information reflects longer life expectancies.

	At December 31,
Assumed Health Care Cost Trend Rates	2014	2013	2012
Health care cost trend rate assumed for next year	7.50%	7.50%	8.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2019	2019	2019

Assumed health care cost trend rates could have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates at December 31, 2014 would have had less than a $1 million effect on the total of service and interest cost and on the accumulated postretirement benefit obligation.

Plan Assets

The Company’s pension plan weighted average asset allocations at December 31, 2014 and 2013, by asset category, follows:

	Plan Assets at December 31,
Asset Category	U.S. Plans		Non-U.S. Plans		Total
	2014	2013	2014	2013	2014	2013
Equity securities	70%	71%	35%	39%	53%	56%
Debt securities	25	24	43	48	34	35
Real estate	5	5	8	9	6	7
Other	—	—	14	4	7	2
Total	100%	100%	100%	100%	100%	100%

The target asset allocation for the Company’s pension plans is as follows:

Asset Category	U.S. Plans	Non-U.S. Plans	Total
Equity securities	60-80%	30-45%	50-70%
Debt securities	20-30	35-50	30-40
Real estate	0-10	0-10	0-10
Other	—	10-20	0-10

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements - Continued

The following tables summarize plan assets measured at fair value on the dates indicated:

	Fair Value Measurements
	December 31, 2014
(in millions)	Level 1	Level 2	Level 3	Total
Asset Category – U.S. Plans
Investment Funds
Domestic equities(1)	$28	$133	$—	$161
International equities(2)	18	27	—	45
Debt issued by national, state or local government(3)	—	13	—	13
Corporate bonds(4)	44	17	—	61
Real estate(5)	15	—	—	15
Total assets	$105	$190	$—	$295

	December 31, 2014
(in millions)	Level 1	Level 2	Level 3	Total
Asset Category – Non-U.S. Plans
Investment Funds
International equities(2)	$—	$100	$—	$100
Debt issued by national, state or local government(3)	2	76	—	78
Corporate bonds(4)	—	48	—	48
Real estate(5)	—	—	22	22
Investment funds(6)	—	6	—	6
Insurance contracts(7)	—	29	—	29
Total assets	$2	$259	$22	$283

	Fair Value Measurements
	December 31, 2013
(in millions)	Level 1	Level 2	Level 3	Total
Asset Category – U.S. Plans
Investment Funds
Domestic equities(1)	$28	$121	$—	$149
International equities(2)	18	27	—	45
Debt issued by national, state or local government(3)	—	11	—	11
Corporate bonds(4)	40	15	—	55
Real estate(5)	14	—	—	14
Total assets	$100	$174	$—	$274

	December 31, 2013
(in millions)	Level 1	Level 2	Level 3	Total
Asset Category – Non-U.S. Plans
Investment Funds
Domestic equities(1)	$3	$1	$—	$4
International equities(2)	—	91	—	91
Debt issued by national, state or local government(3)	1	67	—	68
Corporate bonds(4)	—	45	—	45
Real estate(5)	—	—	20	20
Investment funds(6)	—	6	—	6
Total assets	$4	$210	$20	$234
(1)

Comprises actively managed mutual funds, passively managed collective trusts and pooled funds investing primarily in companies with market capitalizations similar to that of the S&P 500, S&P Small Cap 600, Russell 1000 and Russell 2000 indexes. The collective trusts do not participate in securities lending.

(2)

Comprises actively managed mutual funds, passively managed collective trust fund and pooled funds investing primarily in companies in non-U.S. countries and non-U.S. developed market countries similar to that of the Morgan Stanley Capital International EAFE index. The collective trust does not participate in securities lending.

(3)	Comprises passively managed pooled funds primarily invested in debt instruments from non-U.S. national state or local Governments.

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements - Continued

(4)

Comprises actively managed mutual funds, passively managed collective trust fund and pooled funds investing primarily in a diversified portfolio of investment grade U.S. and non-U.S. fixed income securities. The collective trust does not participate in securities lending.

(5)	Comprises an actively managed mutual fund and an actively managed pooled fund which primarily invests in real estate, including but not limited to offices, retail warehouses and shopping centers.
(6)	Comprises an actively managed investment fund which primarily invests in term deposit instruments offering a guaranteed investment return.
(7)	Assets are invested in a collective foundation through an insurance company which guarantees a minimum investment return.

Investments in mutual funds are valued at quoted market prices. Investments in common/collective trusts and pooled funds are valued at the net asset value (“NAV”) as reported by the trust. The NAV is based on the fair value of the underlying investments held by the fund less its liabilities. Insurance contracts are valued at the amount of the benefit liability. Level 3 real estate assets, which consist of an international property fund, directly invests in properties that rely on unobservable inputs to measure the fair value.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in millions)	2014(1)	2013(1)
Beginning balance	$20	$15
Actual return on plan assets – assets held at end of year	3	2
Purchases, sales and settlements	(1)	3
Ending balance	$22	$20
(1)	All amounts relate to property.

Investment Policies and Strategies

The Company invests primarily in a diversified portfolio of equity and debt securities that provide for long-term growth within reasonable and prudent levels of risk. The asset allocation targets established by the Company are strategic and applicable to the Plan’s long-term investing horizon. The portfolio is constructed and maintained to provide adequate liquidity to meet associated liabilities and minimize long-term expense and provide prudent diversification among asset classes in accordance with the principles of modern portfolio theory. The plan employs a diversified mix of actively managed investments around a core of passively managed index exposures in each asset class. Within each asset class, rapid market shifts, changes in economic conditions or an individual fund manager’s outlook may cause the asset allocation to fall outside the prescribed targets. The majority of the Company’s plan assets are measured quarterly against benchmarks established by the Company’s investment advisors and the Company’s Asset Management Committee, who reviews actual plan performance and has the authority to recommend changes as deemed appropriate. Assets are rebalanced periodically to their strategic targets to maintain the Plan’s strategic risk/reward characteristics. The Company periodically conducts asset liability modeling studies to ensure that the investment strategy is aligned with the obligations of the plans and that the assets will generate income and capital growth to meet the cost of current and future benefits that the plans provide. The pension plans do not include investments in Company stock at December 31, 2014 or 2013.

The portfolio for the Company’s U.K. Pension plan seeks to invest in a range of suitable assets of appropriate liquidity which will generate in the most effective manner possible, income and capital growth to ensure that there are sufficient assets to meet benefit payments when they fall due, while controlling the long-term costs of the plan and avoiding short-term volatility of investment returns. The plan seeks to achieve these objectives by investing in a mixture of real (equities) and monetary (fixed interest) assets. It recognizes that the returns on real assets, while expected to be greater over the long-term than those on monetary assets, are likely to be more volatile. A mixture across asset classes should nevertheless provide the level of returns required by the Plan. The trustee periodically conducts asset liability modeling exercises to ensure the investments are aligned with the appropriate benchmark to better reflect the Plan’s liabilities. The trustee also undertakes to review this benchmark on a regular basis.

Cash Flows

Contributions.  During fiscal 2014, the Company contributed $17 million to its pensions and postretirement benefit plan. Company contributions to its pensions and postretirement benefit plan during 2013 and 2012 were $46 million and $15 million, respectively. Contributions in 2013 included a voluntary contribution of £20 million, or approximately $33 million, to the U.K. Defined Benefit Plan. The Company currently expects to contribute $9 million in required contributions to its pension and postretirement benefit plans during fiscal 2015. The Company may make additional contributions into its pension plans in fiscal 2015 depending on, among other factors, how the funded status of those plans changes and in order to meet minimum funding requirements as set forth in employee benefit and tax laws, plus additional amounts the Company may deem to be appropriate.

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements - Continued

Estimated future benefit payments and subsidy receipts.  The following benefit payments (net of expected participant contributions) are expected to be paid as follows:

(in millions)	Pension Benefits	Other Benefits
2015	$17	$1
2016	18	1
2017	18	1
2018	21	1
2019	21	1
2020-2024	131	1

Other Plans

Plans accounted for as deferred compensation contracts.  The Company provides certain executives with supplemental pension benefits in accordance with their individual employment arrangements. The tables above in this Note do not include the Company’s expense or obligation associated with providing these benefits. The Company’s obligation for these unfunded arrangements was $1 million at December 31, 2014 and 2013. Annual expense was de minimis for the years ended 2014, 2013 and 2012. The discount rate used to measure year-end obligations was 3.9% as of December 31, 2014 and 4.6% as of December 31, 2013.

Plans accounted for as postretirement benefits.  The Company provides certain executives with postretirement medical, dental and life insurance benefits. These benefits are individually negotiated arrangements in accordance with their individual employment arrangements. The tables above in this Note do not include the Company’s expense or obligation associated with providing these benefits. The Company’s obligation for these unfunded arrangements was $9 million at December 31, 2014 and $11 million at December 31, 2013. Annual (income) expense was $(1) million and $2 million for the years ended December 31, 2014 and 2013, respectively, and de minimis for the year ended 2012. The discount rate used to measure year-end obligations was 3.9% as of December 31, 2014 and 4.8% as of December 31, 2013.

Defined contribution plans.  Certain employees of the Company in the U.S. are eligible to participate in the Company-sponsored defined contribution plan. The Company makes a matching contribution of up to 50% of the employee’s contribution based on specified limits of the employee’s salary. The Company’s expense related to this plan was approximately $7 million, $6 million and $6 million for the years ended 2014, 2013 and 2012, respectively. None of the plan assets were invested in Company stock at December 31, 2014 or 2013.

On January 1, 2007, the defined contribution executive retirement plan was established. Participants are certain key executives who are designated by the CEO and approved by the Human Resource Committee of the board. Contributions are defined in the plan document and consist of basic and past service contributions as well as an annual investment credit. Both types of contributions are based on age and service, however, the past service contribution is only granted to the participants for the first ten years of participation in the plan. Each account is credited with an annual investment credit based on the average of the annual yields at the end of each month on the AA-AAA rated 10+ year maturity component of the Merrill Lynch U.S. Corporate Bond Master Index. The plan has no assets, but a liability equal to the contributions credited to the participants is recorded in the balance sheet of the Company. The Company’s expense related to this plan was de minimis for the year ended December 31, 2014 and approximately $1 million in each of the years ended 2013 and 2012. On June 30, 2012, the defined contribution executive retirement plan was frozen to additional accruals for future service contributions. However, the annual investment credit will continue.

There are additional Company-sponsored defined contribution arrangements for employees of the Company residing in countries other than the U.S. The Company is required to make contributions based on the specific requirements of the plans. The Company’s expense related to these plans was approximately $8 million, $8 million and $9 million for the years ended 2014, 2013 and 2012, respectively. None of the plan assets were invested in Company stock at any time during 2014, 2013 or 2012.

Note 9. Shareholders’ Equity

The Company amended its Certificate of Incorporation in April 2014, in connection with the closing of the IPO. The Amended and Restated Certificate of Incorporation authorizes the Board of Directors, at its discretion, to issue up to 50,000,000 shares of preferred stock with a par value of $0.01 per share. The preferred stock is issuable in series, which may vary as to certain rights and preferences. As of December 31, 2014, no preferred shares have been issued. The Amended and Restated Certificate of Incorporation also set the number of authorized common shares at 700,000,000 shares.

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements - Continued

In March 2014, the Company effected a 10-to-1 reverse stock split of its common stock. In connection with the split, the par value of the Company’s common stock changed from $0.001 per share to $0.01 per share.

Note 10. Stock-Based Compensation

In March 2014, the Company’s board of directors adopted the IMS Health Holdings, Inc. 2014 Incentive and Stock Award Plan (the “2014 Equity Plan”). Both annual award opportunities and equity-based awards for certain key employees, including the Company’s named executive officers, non-employee directors, consultants and other persons who provide substantial services to the Company, are granted under the 2014 Equity Plan. Prior to the adoption of the 2014 Equity Plan, the Company authorized equity awards under the 2010 Equity Plan. At December 31, 2014, there were 50.1 million shares reserved for issuance under the Company’s 2014 Equity Plan, of which 28.8 million shares are available for future grants.

The Company grants service-based and performance-based stock options. Unless previously terminated or forfeited, the service-based options vest in equal increments of 20% on each of the five anniversaries of the date of grant and the performance-based options vest in equal increments of 20% on each of the five anniversaries of the date of grant if the Annual or Cumulative EBITDA Target, as defined by the Plan, with respect to the fiscal year to which the performance-based options are aligned, is achieved. The service-based and performance-based awards both have an exercise price equivalent to the fair market value on the date of grant and expire on the tenth anniversary of the date of grant. The stock options granted in 2014 were granted under the 2010 Equity Plan. In connection with the IPO, the outstanding stock options that had been granted to the board of directors prior to 2014 became fully vested.

The Company grants service-based restricted stock units to employees and directors who were not employees and not affiliated with our Sponsors at a price equal to the fair market value of a share of common stock on the date of grant. The restricted stock units granted to employees in 2014 vest in equal increments of fifty percent on each of the second and fourth anniversaries of the grant date and were granted under the 2010 Equity Plan. The restricted stock units granted to non-employee directors in 2014 vest in full on the first anniversary of the grant date and were granted under the 2014 Equity Plan. The vesting terms for the outstanding restricted stock units granted to the Company’s directors prior to 2014 were accelerated at the time of the IPO and the directors received shares of the Company’s common stock.

The Company granted cash settled stock appreciation rights (“Phantom SARs”) to certain employees, which had an exercise price equal to the fair market value on the date of grant. The Phantom SARs vested and were automatically exercised immediately prior to the consummation of the Company’s IPO, at which time the Company recognized a charge of $30 million, calculated as the number of Phantom SARs then outstanding multiplied by the excess of the fair market value at the time of the IPO over the exercise price. The Phantom SARs could only be settled in cash. The Phantom SARs granted in 2014 were granted under the 2010 Equity Plan. At December 31, 2014, there were no outstanding Phantom SARs.

The Company granted premium priced service-based options (“Premium Priced Options”) in 2010. The Premium Priced Options vest 50% on each of the third and fifth anniversaries of the grant date. The awards have an exercise price equal to 150% of the fair market value on the date of grant and expire on the tenth anniversary of the date of grant.

In 2010, pursuant to an employment agreement and subsequent consulting agreement, equity awards were granted to an individual while employed and continued to vest after termination of employment. Given that substantive future service is not required under the consulting agreement, the service-based stock options and service-based restricted stock awards were fully expensed during 2010. The performance-based stock options will continue to be expensed over the five-year vesting period and remain dependent upon achieving the Adjusted EBITDA targets as stated in the consulting agreement.

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

In October 2012, the board of directors of the Company declared a cash dividend of $4.20 per share. In accordance with the terms of the 2010 Equity Plan, option holders received $4.20 per share in respect of vested options and a corresponding $4.20 per share reduction in the exercise price of unvested options. The other terms of the equity awards, including vesting schedules, remained unchanged. The Company did not record a charge for modification of the exercise price for unvested awards as the modification was provided for by the terms of the 2010 Equity Plan.

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements - Continued

The fair value of stock options is estimated using the Black-Scholes option-pricing model. For service-based options, the Company values stock option grants and recognizes compensation expense on a straight-line basis over the requisite service period of the award. For options with graded vesting, the Company values stock option grants and recognizes compensation expense as if each vesting portion of the award was part of the total award and not a separate award. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. The assumptions for prior year grants were developed based on relevant guidance. The following table summarizes the weighted average assumptions used to compute the weighted average fair value of stock option grants:

	2014	2013	2012
Dividend yield(1)	0.0%	0.0%	0.0%
Weighted average volatility(2)	26.4%	26.7%	27.0%
Risk free interest rate(3)	1.68%	1.19%	0.92%
Expected term(4)	5.50 years	5.50 years	5.50 years
Weighted average fair value of options granted	$5.44	$4.89	$3.34
Weighted average grant price	$19.50	$13.00	$12.45
(1)

The dividend yield of 0.0% is used because no recurring dividends have been authorized and the Company does not expect to pay cash dividends in the foreseeable future. An increase in the dividend yield will decrease stock compensation expense.

(2)

The weighted average volatility was developed using the historical volatility of several peer companies to IMS Health Holdings, Inc. for periods equal to the expected life of the options. An increase in the weighted average volatility assumption will increase stock compensation expense.

(3)

The risk-free interest rate was developed using the U.S. Treasury yield curve for periods equal to the expected life of the options on the grant date. An increase in the risk-free interest rate will increase stock compensation expense.

(4)	The expected term was estimated for the 2014 grant of stock options as the vesting term plus 6 months. An increase in the expected holding period will increase stock compensation expense.

The following table summarizes the components and classification of stock-based compensation expense for the periods indicated:

	Years Ended December 31,
(in millions)	2014	2013	2012
Stock options	$51	$21	$16
Restricted stock units	7	1	3
Total stock-based compensation expense	$58	$22	$19

Operating costs of information, exclusive of depreciation and amortization	$6	$3	$2
Direct and incremental costs of technology services, exclusive of depreciation and amortization	5	2	1
Selling and administrative expenses, exclusive of depreciation and amortization	47	17	16
Total stock-based compensation expense	$58	$22	$19

Tax benefit on stock-based compensation expense	$19	$7	$8

The tax benefit realized on stock options exercised and restricted stock issued for the year ended December 31, 2014 was $2 million.

Stock Options and Stock Appreciation Rights

Proceeds received from the exercise of service based stock options for the year ended December 31, 2014 were $9 million and de minimis for the years ended December 31, 2013 and 2012, respectively. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of the end of the period. The intrinsic value of service based stock options that were exercised during the years ended December 31, 2014, 2013 and 2012 was $27 million, $1 million and $1 million, respectively.

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements - Continued

The following table summarizes activity of stock options with service conditions for the periods indicated:

(in millions)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2013	11.9	$7.76	6.83	$42
Granted	0.1	19.50
Exercises	(1.5)	7.27
Forfeitures	(0.2)	7.27
Expires	(0.1)	3.20
Options outstanding, December 31, 2014	10.2	7.97	5.87	$180

Options vested or expected to vest, December 31, 2014	9.9	$7.95	5.84	$175
Options exercisable, December 31, 2014	6.8	8.18	5.62	119

As of December 31, 2014, approximately $5 million of unrecognized stock compensation expense related to unvested service-based stock options (net of estimated forfeitures) is expected to be recognized over a weighted-average period of less than one year.

Proceeds received from the exercise of performance based stock options for the year ended December 31, 2014 were $8 million and de minimis for the years ended December 31, 2013 and 2012, respectively. The intrinsic value of performance based stock options that were exercised were $31 million for the year ended December 31, 2014 and de minimis for the years ended December 31, 2013 and 2012, respectively.

The following table summarizes activity of stock options with performance conditions for the periods indicated:

(in millions)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2013	7.0	$6.93	6.82	$28
Granted	0.1	19.50
Exercises	(1.6)	8.28
Forfeitures	(0.1)	7.27
Expires	(0.1)	3.20
Options outstanding, December 31, 2014	5.3	6.69	5.95	$101

Options vested or expected to vest, December 31, 2014	5.1	$7.99	5.91	$97
Options exercisable, December 31, 2014	3.5	7.12	5.67	13

As of December 31, 2014, approximately $9 million of unrecognized stock compensation expense related to unvested performance-based stock options (net of estimated forfeitures) is expected to be recognized over a weighted-average period of less than one year.

The following table summarizes activity of Phantom SARs with performance conditions for the periods indicated:

(in millions)	SARs	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Phantom SARs outstanding, December 31, 2013	1.9	$5.64	7.43	$10
Exercises	(1.9)	5.75
Phantom SARs outstanding, December 31, 2014	—

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements - Continued

A predecessor entity to the Company granted stock appreciation rights (“SARs”) to certain executives that will expire in 2016. The SARs are fully vested; and therefore, no additional expense is recorded for these awards. The following table summarizes activity of SARs for the periods indicated:

(in millions)	SARs	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
SARs outstanding, December 31, 2013	0.7	$2.50	3.30	$5
Exercises	(0.2)	2.50
SARs outstanding, December 31, 2014	0.5	2.50	1.30	$13

SARs vested, December 31, 2014	0.6	$2.50	1.30	$13
SARS exercisable, December 31, 2014	0.6	2.50	1.30	13

Restricted Stock and Restricted Stock Units

The intrinsic value for restricted stock and restricted stock units is calculated based on the market price of the Company’s common stock as of the end of the period. During 2014, 1.4 million restricted stock units were granted to employees and non-employee directors. The total fair value of restricted stock units with service conditions which vested during the years ended December 31, 2014, 2013, and 2012 was $2 million, $2 million and $13 million, respectively. The total fair value of restricted stock units with service conditions outstanding at December 31, 2014, 2013 and 2012 was $37 million, $1 million and $— million, respectively. At December 31, 2014 and 2013, the number of unvested restricted stock and restricted stock units was 1.4 million and 0.6 million, respectively, with weighted-average exercise prices of $19.55 and $10.82, respectively.

Note 11. Income Taxes

Loss before income taxes consisted of:

	Years Ended December 31,
(in millions)	2014	2013	2012
U.S.	$(455)	$(240)	$(212)
Non-U.S.	170	192	151
Total	$(285)	$(48)	$(61)

Benefit from income taxes consisted of:

	Years Ended December 31,
(in millions)	2014	2013	2012
U.S. Federal and State:
Current	$—	$6	$23
Deferred	(141)	(178)	(76)
	$(141)	$(172)	$(53)
Non-U.S.:
Current	$85	$66	$60
Deferred	(40)	(24)	(26)
	$45	$42	$34

Total	$(96)	$(130)	$(19)

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements - Continued

The following table summarizes the significant differences between the U.S. Federal statutory taxes and the Company’s provision for income taxes for consolidated financial statement purposes.

	Years Ended December 31,
	2014	2013	2012
Tax benefit at statutory rate	(35)%	(35)%	(35)%
State and local income taxes, net of Federal tax benefit	(1)	(21)	(19)
Impact of Non-U.S. tax rates and credit	8	(21)	17
Impact of tax rate changes	1	(12)	(11)
Restructuring effect on deferred tax liability	(2)	(178)	—
Contract/statute of limitations expirations	(2)	(10)	(8)
Reserves for uncertain tax positions	3	20	13
Audit settlements	(4)	(12)	2
Other, net	(2)	—	10
Total tax benefit	(34)%	(269)%	(31)%

The Company had a tax benefit for 2014 which was primarily due to a significant amount of deductible expenses in the U.S. related to the redemption of the Company’s 12.5% Senior Notes and Senior PIK Notes, the termination of the management services agreement with affiliates of the Sponsors, and non-executive Phantom SARs compensation expense. In addition, the Company’s effective tax rate was impacted as a result of profits generated in non-U.S. tax jurisdictions with lower tax rates than the U.S. statutory tax rate and by deferred U.S. income tax expense related to non-U.S. earnings net of associated tax credits. The Company also recorded a tax benefit of $6 million in the second quarter of 2014 as a result of the conclusion of a U.S. Federal income tax examination for 2010 and 2011. The Company recorded a tax charge of $3 million for interest and penalties related to unrecognized tax benefits. As of December 31, 2014, the Company had $28 million of unrecognized tax benefits that if recognized would favorably affect the effective tax rate and $9 million of interest and penalties associated with unrecognized tax benefits.

In 2014, the Company completed the restructuring of its foreign operations and fully integrated its U.K., Spain and Austria businesses under the Company's main European holding company in Switzerland. The initial steps of the restructuring started during the fourth quarter of 2013. The restructuring significantly affected the book over tax basis differences among group members and the ultimate worldwide tax cost of a theoretical recognition of such differences. As a result, the associated deferred tax liability was reduced by approximately $5 million and $86 million as of December 31, 2014 and 2013, respectively.

In 2013, the Company’s effective tax rate was favorably impacted by a tax reduction of $10 million as a result of the conclusion of U.S. audits. In connection with one of the audits, the Company received a $47 million refund for which a receivable had been previously established. The Company also recorded tax reductions of $5 million as a result of the expiration of various statutes of limitation and $2 million for the reversal of a valuation allowance due to a change in enacted state tax law changes. The Company recorded a tax charge of $2 million for interest and penalties related to unrecognized tax benefits. As of December 31, 2013, the Company had $38 million of unrecognized tax benefits that if recognized would favorably affect the effective tax rate and $11 million of interest and penalties associated with unrecognized tax benefits.

In 2012, the Company’s effective tax rate was favorably impacted by a reduction of $7 million to deferred tax liability and a tax reduction of $5 million as a result of the expiration of certain statutes of limitation. The Company recorded a tax charge of $3 million for interest and penalties related to unrecognized tax benefits. As of December 31, 2012, the Company had $39 million of unrecognized tax benefits that if recognized would favorably affect the effective tax rate and $10 million of interest and penalties associated with unrecognized tax benefits.

The Company files numerous consolidated and separate income tax returns in U.S. (federal and state) and non-U.S. jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examination by tax authorities for years before 2012, in state and local jurisdictions for years prior to 2010, and in its material non-U.S. jurisdictions prior to 2008. It is reasonably possible that within the next twelve months the Company could realize $3 million of unrecognized tax benefits as a result of the expiration of certain statutes of limitation.

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements - Continued

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
(in millions)	2014	2013	2012
Gross unrecognized tax benefits at beginning of year	$42	$42	$45
Gross (decreases) increases – prior period positions	(10)	—	1
Gross increases – current period positions	5	11	1
Decreases – settlement with tax authorities	—	(7)	(2)
Reductions – lapse of statute of limitations	(4)	(4)	(4)
Other	(3)	—	1
Gross unrecognized tax benefits at end of year	$30	$42	$42

The Company’s deferred tax assets (liabilities) are comprised of the following at December 31:

	At December 31,
(in millions)	2014	2013
Deferred Tax Assets:
Net operating losses	$211	$135
Foreign tax credits	127	94
Employment benefits	14	3
Deferred revenues	14	16
Equity compensation	36	21
Postemployment benefits	8	12
Non-U.S. intangibles	5	10
Accrued liabilities	11	15
Other	50	18
	476	324
Valuation allowance	(66)	(49)
Total deferred tax assets	$410	$275

Deferred Tax Liabilities:
Intangible assets	$(711)	$(819)
Undistributed earnings	(266)	(352)
Computer software	(118)	(122)
Depreciation	(11)	(11)
Foreign exchange	(50)	—
Other	(55)	(1)
Total deferred tax liabilities	$(1,211)	$(1,305)

Net Deferred Tax Liability	$(801)	$(1,030)

The Company had federal, state and local, and non-U.S. tax credit and tax loss carryforwards, the tax effect of which was $358 million as of December 31, 2014. Of this amount, $4 million has an indefinite carryforward period, and the remaining $354 million expires at various times beginning in 2015. As of December 31, 2014, the Company had $66 million of valuation allowances established against state and local and non-U.S. net operating losses that based on available evidence, are more likely than not to expire before they can be utilized.

The table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2014 that arose directly from tax deductions related to equity compensation greater than compensation recognized for financial reporting. The Company had a federal net operating loss carryforward for tax purposes of $334 million as of December 31, 2014. The gross amount of net operating loss carryforwards for which a tax benefit would be recorded to additional paid-in capital if and when income taxes payable is reduced was approximately $28 million as of December 31, 2014. The Company uses tax law ordering in determining when excess tax benefits have been realized.

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements - Continued

Note 12. Commitments

The Company’s contractual obligations include facility leases, agreements to purchase data and telecommunications services, and computer and other leases. At December 31, 2014, the minimum annual payment under these agreements and other contracts that have initial or remaining non-cancelable terms in excess of one year are as listed in the following table:

(in millions)	2015	2016	2017	2018	2019	Thereafter	Total
Operating leases(1)	$45	$42	$39	$30	$21	$40	$217
Data acquisition and telecommunication services(2)	248	182	123	37	30	21	641
Computer and other leases(3)	22	17	10	7	6	3	65
Total	$315	$241	$172	$74	$57	$64	$923

(1)	Rental expense under real estate operating leases for the years ended 2014, 2013 and 2012 were $51 million, $49 million and $54 million, respectively.
(2)	Expense under data acquisition and telecommunications long-term contracts for the years ended 2014, 2013 and 2012 were $221 million, $215 million and $191 million, respectively.
(3)

Rental expense under computer and other leases for the years ended 2014, 2013 and 2012 were $28 million, $25 million and $26 million, respectively. These leases are frequently renegotiated or otherwise changed as advancements in computer technology produce opportunities to lower costs and improve performance.

Note 13. Contingencies

The Company and its subsidiaries are involved in legal and tax proceedings, claims and litigation arising in the ordinary course of business. Management periodically assesses the Company’s liabilities and contingencies in connection with these matters based upon the latest information available. For those matters where management currently believes it is probable that the Company will incur a loss and that the probable loss or range of loss can be reasonably estimated, the Company has recorded reserves in the Consolidated Financial Statements based on its best estimates of such loss. In other instances, because of the uncertainties related to either the probable outcome or the amount or range of loss, management is unable to make a reasonable estimate of a liability, if any. However, even in many instances where the Company has recorded an estimated liability, the Company is unable to predict with certainty the final outcome of the matter or whether resolution of the matter will materially affect the Company’s results of operations, financial position or cash flows. As additional information becomes available, the Company adjusts its assessments and estimates of such liabilities accordingly.

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

Based on its review of the latest information available, management does not expect the impact of pending legal and tax proceedings, claims and litigation, either individually or in the aggregate, to have a material adverse effect on the Company’s results of operations, cash flows or financial position. However, one or more unfavorable outcomes in any claim or litigation against the Company could have a material adverse effect for the period in which it is resolved. The following is a summary of certain legal matters involving the Company.

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

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements - Continued

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

Note 14. Supplemental Financial Data

The following tables summarize information related to the Company’s Statements of Financial Position:

	December 31,
(in millions)	2014	2013
Accounts Receivable, net:
Trade	$296	$293
Allowances	(5)	(8)
Unbilled receivables	39	28
Accounts receivable, net	$330	$313

	December 31,
(in millions)	2014	2013
Other Current Assets:
Deferred income taxes	$105	$88
Prepaid expenses	59	72
Work-in-process inventory	49	46
Income taxes receivable	4	5
Other	53	51
Other current assets	$270	$262

	Estimated	December 31,
(in millions)	Useful Lives	2014	2013
Property, Plant and Equipment, net:
Buildings and improvements	40 - 50 years	$54	$10
Machinery and equipment	3 - 12 years	189	185
Leasehold improvements	1 - 11 years	43	64
Construction-in-progress		5	3
Property, plant and equipment, gross		291	262
Accumulated depreciation and amortization		(138)	(145)
Property, plant and equipment, net		$153	$117

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements - Continued

Depreciation expense was $48 million, $37 million and $42 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(in millions)
Computer Software, net:
December 31, 2012	$254
Additions at cost	81
Acquisitions	16
Amortization	(86)
Impairments, foreign exchange and other	(2)
December 31, 2013	263
Additions at cost	95
Acquisitions	2
Amortization	(103)
Impairments, foreign exchange and other	1
December 31, 2014	$258

Accumulated amortization of total computer software was $385 million and $289 million at December 31, 2014 and 2013, respectively. Amortization expense was $90 million for the year ended December 31, 2012.

	December 31,
(in millions)	2014	2013
Other Assets:
Long-term pension assets	$57	$68
Securities and other investments	3	8
Long-term deferred tax asset	7	9
Other	99	117
Other assets	$166	$202

	December 31,
(in millions)	2014	2013
Accounts Payable:
Trade	$25	$26
Taxes other than income taxes	58	59
Other	4	18
Accounts payable	$87	$103

	December 31,
(in millions)	2014	2013
Accrued and Other Current Liabilities:
Salaries, wages, bonuses and other compensation	$171	$171
Accrued data acquisition costs	86	88
Accrued interest	17	52
Accrued professional fees	35	44
Accrued income taxes	42	45
Deferred tax liability	9	25
Accrued severance and other costs	21	21
Other	100	137
Accrued and other current liabilities	$481	$583

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements - Continued

	December 31,
(in millions)	2014	2013
Other Liabilities:
Long-term uncertain tax benefits reserve	$19	$28
Other	62	83
Other liabilities	$81	$111

Note 15. Related Party

Due to related party relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.

Management Services Agreement

The Company had a management services agreement with affiliates of the Sponsors pursuant to which they would provide management services to the Company. In conjunction with the Company’s IPO, the management services agreement was terminated for a settlement amount of $72 million and the Company recorded this charge as a component of Selling and administrative expenses, exclusive of depreciation and amortization in the Consolidated Statements of Comprehensive Loss in 2014. Prior to the termination of the management services agreement, the Company paid an additional $2 million in 2014 in monitoring fees pursuant to the management services agreement. During 2013 and 2012, the Company paid approximately $8 million in monitoring fees.

Transactions with Other Sponsor Portfolio Companies

The Sponsors are private equity firms that have investments in companies that do business with IMS Health in the ordinary course of business. The Company believes these transactions are conducted on an arms-length basis. The following is a summary of the activity with companies in which the Sponsors have investments:

	Years Ended December 31,
(in millions)	2014	2013	2012
Revenues(1)	$7	$11	$11
Expenses(2)	7	5	6
(1)	Sales of the Company’s offerings to companies in which the Sponsors have investments.
(2)	Purchases of goods and services from companies in which the Sponsors have investments.

Certain Other Relationships

In connection with the offering by the Company’s wholly-owned direct subsidiary, Healthcare Technology Intermediate, Inc., of $750 million Senior PIK Notes in August 2013, TPG Capital BD, LLC participated as an initial purchaser, and received approximately $1 million in connection therewith.

Note 16. Operations by Business Segment

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

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements - Continued

Geographic Financial Information

The following represents selected geographic information for the regions in which the Company operates.

(in millions)	Americas(1)	EMEA(2)	Asia Pacific(3)	Corporate & Other	Total
As of or For the Years Ended December 31,
2014
Revenue(4)	$1,205	$989	$447	$—	$2,641
Operating income (loss)(5)	288	246	130	(456)	208
Total assets	3,833	1,945	1,202	170	7,150

2013
Revenue(4)	$1,160	$936	$448	$—	$2,544
Operating income (loss)(5)	304	248	146	(344)	354
Total assets	4,065	2,383	1,333	218	7,999

2012
Revenue(4)	$1,096	$891	$456	$—	$2,443
Operating income (loss)(5)	293	217	161	(432)	239
Total assets	3,862	2,283	1,635	435	8,215

(1)

Americas includes the United States, Canada and Latin America. Revenue in the United States was $986 million, $935 million and $885 million for the years ended December 31, 2014, 2013 and 2012, respectively. Total U.S. assets were $3,659 million, $3,837 million and $3,638 million at December 31, 2014, 2013 and 2012, respectively.

(2)	EMEA includes countries in Europe, the Middle East and Africa.
(3)

Asia Pacific includes Japan, Australia and other countries in the Asia Pacific region. Revenue in Japan was $252 million, $261 million and $286 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

(in millions)	Americas	EMEA	Asia Pacific
For the Years Ended December 31,
2014	$126	$86	$39
2013	126	87	42
2012	126	84	51

Note 17. (Loss) Earnings per Share

The following table presents the composition of basic and diluted weighted average shares outstanding:

	Years Ended December 31,
(Shares in millions)	2014	2013	2012
Basic weighted-average common shares outstanding	319.0	280.0	279.5
Effect of dilutive stock-based awards	—	7.0	—
Diluted weighted-average common shares outstanding	319.0	287.0	279.5

Shares excluded from computation of diluted (loss) earnings per share:
Weighted average potential common shares excluded from computation due to anti-dilutive effect	18.7	—	18.3

SCHEDULE I

IMS Health Holdings, INC.

Parent Company Only

Condensed Statements of Financial Position

	December 31,
(in millions)	2014	2013
Assets
Current Assets:
Other current assets	$5	$6
Amounts receivable from subsidiaries	16	17
Total Current Assets	21	23
Investment in subsidiaries	1,538	903
Other assets	58	39
Total Assets	$1,617	$965

Liabilities and Shareholders’ Equity
Current Liabilities:
Other current liabilities	$—	$1
Amounts payable to subsidiaries	75	81
Total Liabilities	$75	$82

Shareholders’ Equity	1,542	883
Total Liabilities and Shareholders’ Equity	$1,617	$965

IMS Health Holdings, INC.

Parent Company Only

Condensed Statements of Comprehensive Loss

	Years Ended December 31,
(in millions)	2014	2013	2012
Operating costs of information	$6	$3	$2
Direct and incremental costs of technology services	5	2	1
Selling and administrative expenses	47	17	16
Loss before income taxes and equity in net income (loss) of subsidiaries	(58)	(22)	(19)
Benefit from income taxes	19	7	8
Equity in net (loss) income of subsidiaries	(150)	97	(31)
Net (loss) income	$(189)	$82	$(42)

Other Comprehensive Loss:
Cumulative translation adjustment (net of taxes of $(27), $— and $7, respectively)	$(178)	$(183)	$(49)
Unrealized (losses) gains on derivatives (net of taxes of $—, $(4) and $(2), respectively)	2	9	3
Losses (gains) on derivative instruments, reclassified into earnings (net of taxes of $2, $5 and $2, respectively)	(4)	(9)	(4)
Postretirement and postemployment adjustments (net of taxes of $13, $(16) and $5, respectively)	(30)	24	(17)
Other Comprehensive Loss	$(210)	$(159)	$(67)
Total Comprehensive Loss	$(399)	$(77)	$(109)

IMS Health Holdings, INC.

Parent Company Only

Condensed Statements of Cash Flows

Years Ended December 31,
(in millions)	2014	2013	2012
Net Cash Provided by (Used in) Operating Activities	$—	$—	$—

Net Cash Provided by (Used in) Investing Activities	—	—	—

Net Cash Provided by (Used in) Financing Activities	—	—	—

Increase (Decrease) in Cash and Cash Equivalents	—	—	—
Cash and Cash Equivalents, Beginning of Period	—	—	—
Cash and Cash Equivalents, End of Period	$—	$—	$—

Non-Cash Investing and Financing Activities:
Dividends paid	$—	$(753)	$(1,202)

IMS Health Holdings, INC.

Parent Company Only

Notes to Condensed Financial Statements

Basis of Presentation

IMS Health Holdings, Inc. (the “Parent Company”) has accounted for the earnings of its subsidiaries under the equity method of accounting in these unconsolidated condensed financial statements. There are restrictions on the Parent Company’s ability to obtain funds from any of its subsidiaries. Accordingly, these condensed financial statements have been presented on a Parent-only basis. The notes to the condensed financial statements are an integral part of these condensed financial statements. On March 24, 2014, the Parent Company effectuated a 10-to-1 reverse stock split of its common stock.

Dividends

In August 2013, the Parent Company declared and paid a dividend to shareholders of $2.60 per share for a total of $753 million. In October 2012, the Parent Company declared and paid a dividend to shareholders of $4.20 per share for a total of $1,202 million. Both dividends were paid by a subsidiary of the Parent Company.

Commitments and Contingencies

The Parent Company had no material commitments during the reported periods.

SCHEDULE II

IMS Health Holdings, INC.

Valuation and Qualifying Accounts

For the Years Ended December 31, 2014, 2013 and 2012

(in millions)	Balance at Beginning of Period	Additions Charged to Costs and Expenses(a)	Deductions	Balance at End of Period
Valuation Allowance for Deferred Income Taxes
Year ended December 31, 2014	$49	$21	$(4)	$66
Year ended December 31, 2013	45	9	(5)	49
Year ended December 31, 2012	40	8	(3)	45
(a)	Valuation allowances on assets related to additional Net Operating Losses created during the year where, based on available evidence, it is more likely than not that such assets will not be realized.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about our directors and nominees in response to this Item, including information relating to our audit committee and audit committee financial expert, will be set forth in the section entitled “Proposal No. 1: Election of Directors” in our Definitive Proxy Statement (the “2015 Proxy Statement”) relating to our Annual Meeting of Shareholders to be held on May 4, 2015, which information is incorporated herein by reference. Information about the Company’s executive officers is set forth in our 2015 Proxy Statement, which information is incorporated herein by reference.

Information about the filing of reports by our directors, executive officers and 10% stockholders under Section 16(a) of the Exchange Act will be set forth under the section “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2015 Proxy Statement. Information relating to our Code of Ethics for Principal Executive Officer and Senior Financial Officers is set forth in our 2015 Proxy Statement, which information is incorporated herein by reference.

Item 11. Executive Compensation

Information in response to this Item will be set forth in the sections entitled “Proposal No. 1: Election of Directors” and “Compensation of Executive Officers” in our 2015 Proxy Statement, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this Item will be set forth in the sections entitled “Security Ownership of Management and Principal Shareholders” in the Company’s 2015 Proxy Statement, which information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2014, regarding certain outstanding awards and shares remaining available for future issuance under our compensation plans under which equity securities are authorized for issuance:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (4) (c)
Equity compensation plans approved by security holders	17,506,941	(1)	$6.60		28,772,307
Equity compensation plans not approved by security holders	142,629	(2)	—		—
Total	17,649,570		$6.60	(3)	28,772,307

(1)

The number of securities to be issued for equity compensation plans approved by security holders consists of options to purchase 10,231,346 shares of common stock granted under our 2014 Equity Plan and subject to time-based vesting as outlined in the Plan, options to purchase 5,281,729 shares of common stock granted under our 2014 Equity Plan and subject to performance-based vesting as outlined in the Plan, stock appreciation rights to purchase 551,966 shares of common stock granted under our 2014 Plan, and 1,441,900 shares issuable upon vesting of time-based restricted stock units. All outstanding options and units from the 2010 Equity Plan were included in the 2014 Equity Plan upon its inception in March 2014.

(2)

The number of securities to be issued for equity compensation plans not approved by security holders consists of outstanding awards issued to certain executives with supplemental pension benefits in accordance with their individual employment arrangements under our Defined Contribution Executive Retirement Plan ("DC ERP").

(3)	The weighted-average exercise price includes all outstanding stock options but does not include restricted stock units or DC ERP awards, both of which do not have an exercise price.
(4)	Consists of all securities remaining available under the 2014 Equity Plan.

Items 13. Certain Relationships and Related Party Transactions, and Director Independence

Information in response to this Item will be set forth in the section entitled “Proposal No 1: Election of Directors” in our 2015 Proxy Statement, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information in response to this Item will be set forth in the section entitled “Proposal No. 2: Ratification of the Appointment of the Independent Registered Public Accounting Firm” in our 2015 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm

See Index on page 52.

2. Financial Statement Schedules

See Index on page 52. All other schedules are omitted because they are not applicable or because the required information is shown in the consolidated financial statements and notes.

(b)	Index to Exhibits

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of IMS Health Holdings, Inc., incorporated herein by reference to the Company’s Form 8-K dated April 9, 2014

3.2	Amended and Restated Bylaws of IMS Health Holdings, Inc., incorporated herein by reference to Amendment 3 to the Company’s Form 8-K dated April 9, 2014

4.1

Indenture, dated February 26, 2010, among IMS Health Incorporated, as Issuer, the Guarantors named on the Signature Pages thereto, and U.S. Bank National Association, as Trustee, incorporated herein by reference to the Company’s Registration Statement on Form S-1 dated January 2, 2014

4.2

First Supplemental Indenture, dated as of March 14, 2011, among IMS Health Incorporated, as Issuer, the Guarantors listed on the signature pages thereto, and U.S. Bank National Association, as Trustee, incorporated herein by reference to the Company’s Registration Statement on Form S-1 dated January 2,  2014

4.3

Second Supplemental Indenture, dated as of July 8, 2011, among Med-Vantage, Inc., as Guaranteeing Subsidiary, and U.S. Bank National Association, as Trustee, incorporated herein by reference to the Company’s Registration Statement on Form S-1 dated January 2,  2014

4.4

Third Supplemental Indenture, dated as of September 28, 2012, among TTC Acquisition Corporation and The Tar Heel Trading Company, LLC, each as a Guaranteeing Subsidiary, and U.S. Bank National Association, as Trustee, incorporated herein by reference to the Company’s Registration Statement on Form S-1 dated January 2,  2014

4.5

Fourth Supplemental Indenture, dated as of October 24, 2012, among IMS Health Incorporated, as Issuer, the Guarantors listed on the signature pages thereto, and U.S. Bank National Association, as Trustee, incorporated herein by reference to the Company’s Registration Statement on Form S-1 dated January 2,  2014

4.6

Fifth Supplemental Indenture, dated as of May 28, 2013, between Appature Inc., as Guaranteeing Subsidiary, and U.S. Bank National Association, as Trustee, incorporated herein by reference to the Company’s Registration Statement on Form S-1 dated January 2,  2014

4.7

Exchange Note Indenture, dated as of October 24, 2012, among IMS Health Incorporated, as Issuer, the Guarantors named on the signature pages thereto, and U.S. Bank National Association, as Trustee, incorporated herein by reference to the Company’s Registration Statement on Form S-1 dated January 2,  2014

4.8

First Supplemental Indenture,  dated as of May 28, 2013, between Appature Inc., as Guaranteeing Subsidiary, and U.S. Bank National Association, as Trustee , incorporated herein by reference to the Company’s Registration Statement on Form S-1 dated January 2,  2014

4.9

Senior Note Indenture, dated as of October 24, 2012, among IMS Health Incorporated, as Issuer, the Guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee, incorporated herein by reference to the Company’s Registration Statement on Form S-1 dated January 2,  2014

4.10

First Supplemental Indenture, dated as of May 28, 2013, between Appature Inc., as Guaranteeing Subsidiary, and Wells Fargo Bank, National Association, as Trustee, incorporated herein by reference to the Company’s Registration Statement on Form S-1 dated January 2,  2014

4.11

Indenture, dated as of August 6, 2013, between Healthcare Technology Intermediate, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, incorporated herein by reference to the Company’s Registration Statement on Form S-1 dated January 2,  2014

4.12

Registration and Preemptive Rights Agreement, dated as of February 26, 2010, by and among IMS Health Holdings, Inc. and each of the Managers and Manager Designees named therein, incorporated herein by reference to the Company’s Registration Statement on Form S-1 dated January 2,  2014

4.13	Amendment to Registration and Preemptive Rights Agreement, incorporated herein by reference to the Company’s Form 8-K dated April 9, 2014

10.1

Amended and Restated Shareholders’ Agreement, dated April 9, 2014, by and among TPG Partners V, L.P., TPG FOF V-A, L.P., TPG FOF V-B, L.P., TPG Partners VI, L.P., TPG FOF VI SPV, L.P., TPG Biotechnology Partners III, L.P., TPG Iceberg Co-Invest LLC, CPP Investment Board Private Holdings Inc., Green Equity Investors V, L.P., Green Equity Investors Side V, L.P., LGP Iceberg Coinvest, LLC and IMS Health Holdings, Inc.,  incorporated herein by reference to the 8-K filed on April 9, 2014

10.2

Management Stockholders Agreement, dated as of February 26, 2010, by and among IMS Health Holdings, Inc., Healthcare Technology Acquisition, Inc., IMS Health Incorporated, and the Investors and the Managers named therein, incorporated herein by reference to the Company’s Registration Statement on Form S-1 dated January 2, 2014

Exhibit Number	Exhibit Description

10.3

Second Amended and Restated Credit and Guaranty Agreement, dated as of October 24, 2012, among IMS Health Incorporated, as a Borrower and a Guarantor, IMS AG, as a Borrower, IMS Japan K.K., as a Borrower, Healthcare Technology Intermediate Holdings, Inc., as a Guarantor, Certain Subsidiaries of IMS Health Incorporated, as Guarantors, Various Lenders, Bank of America, N.A. and Goldman Sachs Lending Partners LLC, as Joint Lead Arrangers and Joint Lead Bookrunners, Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender, and Issuing Bank, Goldman Sachs Lending Partners LLC, as Syndication Agent, Barclays Bank PLC, Deutsche Bank Securities Inc., HSBC Securities (USA) Inc., JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, as Co-Documentation Agents, and Fifth Third Bank, Mizuho Corporate Bank, Ltd., RBC Capital Markets, SunTrust Bank as Senior Managing Agents, incorporated herein by reference to Amendment 3 to the Company’s Registration Statement on Form S-1 dated March 24, 2014

10.4

First Amendment to the Second Amended and Restated Credit and Guaranty Agreement, dated as of February 6, 2013, among IMS Health Incorporated, IMS AG, IMS Japan K.K., each a Borrower, Bank of America, N.A., as Administrative Agent, each Tranche B-1 Dollar Term Lender, and each Tranche B-1 Euro Term Lender, incorporated herein by reference to the Company’s Registration Statement on Form S-1 dated January 2,  2014

10.5	2013 IMS Health Annual Incentive Compensation Plan, incorporated herein by reference to the Company’s Registration Statement on Form S-1 dated January 2, 2014

10.6

IMS Health Incorporated Employee Protection Plan (as amended and restated effective as of September 1, 2009) , incorporated herein by reference to the Company’s Registration Statement on Form S-1 dated January 2,  2014

10.7

First Amendment to the IMS Health Incorporated Employee Protection Plan (effective January 1, 2011) , incorporated herein by reference to the Company’s Registration Statement on Form S-1 dated January 2,  2014

10.8

Second Amendment to the IMS Health Incorporated Employee Protection Plan (effective January 1, 2012) , incorporated herein by reference to the Company’s Registration Statement on Form S-1 dated February 13, 2014.

10.9

IMS Health Incorporated Defined Contribution Executive Retirement Plan (as amended and restated) , incorporated herein by reference to the Company’s Registration Statement on Form S-1 dated January 2,  2014

10.10

IMS Health Incorporated Retirement Excess Plan (as amended and restated effective as of January 1, 2005) , incorporated herein by reference to the Company’s Registration Statement on Form S-1 dated January 2,  2014

10.11	First Amendment to the IMS Health Incorporated Retirement Excess Plan (dated March 17, 2009, incorporated herein by reference to the Company’s Registration Statement on Form S-1 dated January 2, 2014)

10.12

Second Amendment to the IMS Health Incorporated Retirement Excess Plan (dated December 8, 2009, incorporated herein by reference to the Company’s Registration Statement on Form S-1 dated January 2,  2014)

10.13	Third Amendment to the IMS Health Incorporated Retirement Excess Plan (dated April 5, 2011) , incorporated herein by reference to the Company’s Registration Statement on Form S-1 dated January 2, 2014

10.14

IMS Health Incorporated Savings Equalization Plan (as amended and restated effective as of January 1, 2011) , incorporated herein by reference to the Company’s Registration Statement on Form S-1 dated January 2,  2014

10.15

Healthcare Technology Holdings, Inc. 2010 Equity Incentive Plan (as amended and restated) , incorporated herein by reference to the Company’s Registration Statement on Form S-1 dated February 13, 2014.

10.16	Form of Time- and Performance-Based Stock Option Award under the 2010 Equity Incentive Plan, incorporated herein by reference to the Company’s Registration Statement on Form S-1 dated January 2, 2014

10.17	Form of Time-Based Stock Option Award under the 2010 Equity Incentive Plan, incorporated herein by reference to the Company’s Registration Statement on Form S-1 dated January 2, 2014

10.18	Form of Director Stock Option Award under the 2010 Equity Incentive Plan, incorporated herein by reference to the Company’s Registration Statement on Form S-1 dated January 2, 2014

10.19	Form of Restricted Stock Unit Award under the 2010 Equity Incentive Plan, incorporated herein by reference to the Company’s Registration Statement on Form S-1 dated January 2, 2014

10.20	Form of Director Restricted Stock Unit Award under the 2010 Equity Incentive Plan, incorporated herein by reference to the Company’s Registration Statement on Form S-1 dated January 2, 2014

10.21	Form of Rollover Stock Appreciation Right Award under the 2010 Equity Incentive Plan, incorporated herein by reference to the Company’s Registration Statement on Form S-1 dated January 2, 2014

10.22

Senior Management Nonstatutory Option Agreement between Healthcare Technology Holdings, Inc. and Ari Bousbib dated December 1, 2010, incorporated herein by reference to the Company’s Registration Statement on Form S-1 dated February 13, 2014

10.23

Senior Management Nonstatutory Option Agreement between Healthcare Technology Holdings, Inc. and Ari Bousbib dated December 1, 2010, incorporated herein by reference to the Company’s Registration Statement on Form S-1 dated February 13, 2014

10.24

Amended and Restated Employment Agreement among IMS Health Holdings, Inc., IMS Health Incorporated and Ari Bousbib, incorporated herein by reference to Amendment 2 to the Company’s Registration Statement on Form S-1 dated March 10, 2014

10.25	2014 Incentive and Stock Award Plan, incorporated herein by reference to Amendment 2 to the Company’s Registration Statement on Form S-1 dated March 10, 2014

10.26	Form of Director and Officer Indemnification Agreement, incorporated herein by reference to Amendment 2 to the Company’s Registration Statement on Form S-1 dated March 10, 2014

Exhibit Number	Exhibit Description

10.27

Form of Restricted Stock Unit Award Agreement under the 2010 Equity Incentive Plan (2014 Grants) , incorporated herein by reference to Amendment 2 to the Company’s Registration Statement on Form S-1 dated March 10, 2014

10.28

Restricted Stock Unit Award Agreement between IMS Health Holdings, Inc. and Ari Bousbib dated February 12, 2014, incorporated herein by reference to Amendment 2 to the Company’s Registration Statement on Form S-1 dated March 10, 2014

10.29	2014 IMS Health Annual Incentive Plan, incorporated herein by reference to Amendment 2 to the Company’s Registration Statement on Form S-1 dated March 10, 2014

10.30

Amendment No. 2 to Second Amended and Restated Credit and Guaranty Agreement, dated as of March 17, 2014, among IMS Health Incorporated, as Parent Borrower, IMS AG, as Swiss Subsidiary Borrower, IMS Japan K.K., as Japanese Subsidiary Borrower, Bank of America, N.A., as Administrative Agent and each New Lender party thereto, incorporated herein by reference to Amendment 3 to the Company’s Registration Statement on Form S-1 dated March 24, 2014

10.31

Third Amended and Restated Credit Agreement, dated as of March 17, 2014, among IMS Health Incorporated, as the Parent Borrower, IMS AG, as a Borrower, IMS Japan K.K., as a Borrower, Healthcare Technology Intermediate Holdings, Inc., as Holdings, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto, incorporated herein by reference to Amendment 3 to the Company’s Registration Statement on Form S-1 dated March 24, 2014

10.32

Amended and Restated Pledge and Security Agreement, dated as of March 17, 2014, among Healthcare Technology Intermediate Holdings, Inc., IMS Health Incorporated, each of the grantors party thereto, and Bank of America, N.A., as Administrative Agent, incorporated herein by reference to Amendment 3 to the Company’s Registration Statement on Form S-1 dated March 24, 2014

10.33

U.S. Guaranty, dated as of March 17, 2014, among Healthcare Technology Intermediate Holdings, Inc., as Holdings, IMS Health Incorporated, as Parent Borrower, the other Guarantors party thereto from time to time, and Bank of America, N.A., as Administrative Agent, incorporated herein by reference to Amendment 3 to the Company’s Registration Statement on Form S-1 dated March 24, 2014

10.34

Put Option Agreement, by and among IMS Health Incorporated and Cegedim SA, dated June 24, 2014, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014

21.1	List of Subsidiaries, incorporated herein by reference to Amendment 3 to the Company’s Registration Statement on Form S-1 dated March 24, 2014

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer and President, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Statements of Financial Position, (ii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Shareholders’ Equity, and (v) Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 13, 2015.

IMS HEALTH HOLDINGS, INC.

/s/ ARI BOUSBIB
Ari Bousbib
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ ARI BOUSBIB	Chairman and Chief Executive Officer; Director	February 13, 2015
Ari Bousbib	(Principal Executive Officer)

/S/ RONALD E. BRUEHLMAN	Senior Vice President and Chief Financial Officer	February 13, 2015
Ronald E. Bruehlman	(Principal Financial Officer)

/S/ HARSHAN BHANGDIA	Vice President, Controller	February 13, 2015
Harshan Bhangdia	(Principal Accounting Officer)

/S/ John G. Danhakl	Director	February 13, 2015
John G. Danhakl

/S/ James A. Fasano	Director	February 13, 2015
James A. Fasano

/S/ SHARAD S. MANSUKANI, M.D.	Director	February 13, 2015
Sharad S. Mansukani, M.D.

/S/ RONALD A. RITTENMEYER	Director	February 13, 2015
Ronald A. Rittenmeyer

/S/ TODD B. SISITSKY	Director	February 13, 2015
Todd B. Sisitsky

/S/ BRYAN M. TAYLOR	Director	February 13, 2015
Bryan M. Taylor