Form 10-Q
period 2015-03-31
IMS Health Holdings, Inc.
filed 2015-05-15
CIK 1595262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	338,578,244 shares outstanding as of May 8, 2015

IMS HEALTH HOLDINGS INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IMS HEALTH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(unaudited)

	March 31,	December 31,
(in millions, except per share data)	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$639	$390
Restricted cash	21	24
Accounts receivable, net	380	330
Other current assets	271	270
Total Current Assets	1,311	1,014
Property, plant and equipment, at cost	296	291
Less accumulated depreciation	(144)	(138)
Property, plant and equipment, net	152	153
Computer software, net	252	258
Goodwill	3,339	3,417
Other identifiable intangibles, net	2,053	2,142
Other assets	156	166
Total Assets	$7,263	$7,150

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$93	$87
Accrued and other current liabilities	409	481
Current portion of long-term debt	48	50
Deferred revenues	190	167
Total Current Liabilities	740	785
Postretirement and postemployment benefits	91	95
Long-term debt	3,899	3,743
Deferred tax liability	674	904
Other liabilities	71	81
Total Liabilities	5,475	5,608

Commitments and Contingencies (Note 9)

Shareholders’ Equity:
Common Stock, $0.01 par value, 700.0 shares authorized, 337.6 and 335.6 shares issued at March 31, 2015 and December 31, 2014, respectively	3	3
Capital in excess of par	2,003	1,975
Retained earnings (Accumulated deficit)	89	(209)
Treasury stock, at cost, 0.8 shares at March 31, 2015 and December 31, 2014, respectively	(10)	(10)
Accumulated other comprehensive loss	(297)	(217)
Total Shareholders’ Equity	1,788	1,542
Total Liabilities and Shareholders’ Equity	$7,263	$7,150

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

IMS HEALTH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended
	March 31,
(in millions, except per share data)	2015	2014
Revenue	$632	$645
Information	354	381
Technology services	278	264
Operating costs of information, exclusive of depreciation and amortization	157	164
Direct and incremental costs of technology services, exclusive of depreciation and amortization	138	136
Selling and administrative expenses, exclusive of depreciation and amortization	137	171
Depreciation and amortization	96	107
Severance, impairment and other charges	13	—
Operating Income	91	67
Interest income	—	2
Interest expense	(37)	(89)
Other income (loss), net	4	(17)
Non-Operating Loss, Net	(33)	(104)
Income (loss) before income taxes	58	(37)
Benefit from income taxes	240	13
Net Income (Loss)	$298	$(24)

Earnings (Loss) per Share Attributable to Common Shareholders:
Basic	$0.89	$(0.09)
Diluted	$0.86	$(0.09)
Weighted-Average Common Shares Outstanding:
Basic	335.5	279.9
Diluted	345.3	279.9

Other Comprehensive (Loss) Income:
Net Income (Loss)	$298	$(24)
Cumulative translation adjustment (net of taxes of $(48) and $(2), respectively)	$(77)	$18
Unrealized gains (losses) on derivatives (net of taxes of $(1) and $—, respectively)	1	(1)
Gains on derivative instruments, reclassified into earnings (net of taxes of $2 and $—, respectively)	(4)	(1)
Other Comprehensive (Loss) Income	$(80)	$16
Total Comprehensive Income (Loss)	$218	$(8)

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

IMS HEALTH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31,
(in millions)	2015	2014
Cash Flows from Operating Activities:
Net Income (Loss)	$298	$(24)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Depreciation and amortization	96	107
Loss on extinguishment of debt	—	11
Deferred income taxes	(262)	(38)
Non-cash stock-based compensation charges	6	31
Non-cash gains on derivative instruments	(1)	(4)
Non-cash amortization of debt original issue discount and debt issuance costs	2	10
Loss on Venezuela remeasurement	7	—
Excess tax benefits from stock-based compensation	(11)	—
Other	1	—
Change in assets and liabilities, excluding effects from acquisitions and dispositions:
Net increase in accounts receivable	(52)	(70)
Net increase in other current assets	(6)	(13)
Net increase in accounts payable	5	31
Net decrease in accrued and other current liabilities	(71)	(134)
Net increase in deferred revenues	22	10
Increase in pension assets (net of liabilities)	(6)	(9)
Decrease (increase) in other long-term assets (net of long-term liabilities)	2	(11)
Net Cash Provided by (Used in) Operating Activities	30	(103)

Cash Flows from Investing Activities:
Capital expenditures	(9)	(33)
Additions to computer software	(23)	(21)
Payments for acquisitions of businesses, net of cash acquired	(26)	(1)
Other investing activities, net	(1)	(1)
Net Cash Used in Investing Activities	(59)	(56)

Cash Flows from Financing Activities:
Borrowings under revolving credit facility	97	6
Repayments of revolving credit facility	(106)	(6)
Proceeds from issuance of debt	296	—
Repayments of debt	(13)	—
Debt issuance costs and amendment fees	(4)	(22)
Contingent consideration and deferred purchase price payments	(4)	(1)
Proceeds from equity plan activity	10	1
Excess tax benefits from stock-based compensation	11	—
Payments for initial public offering costs	—	(2)
Other financing activities	—	(3)
Net Cash Provided by (Used in) Financing Activities	287	(27)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(9)	1
Increase (Decrease) in Cash and Cash Equivalents	249	(185)
Cash and Cash Equivalents, Beginning of Period	390	725
Cash and Cash Equivalents, End of Period	$639	$540

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

IMS HEALTH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

(in millions)	Shares Common Stock	Shares Treasury Stock	Common Stock	Treasury Stock	Capital in Excess of Par	Retained Earnings (Accumulated Deficit)	Cumulative Translation Adjustment	Unrealized Gains on Derivative Instruments	Gains on Derivative Instruments Reclassified into Earnings	Unamortized Postretirement and Postemployment Adjustment	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, December 31, 2014	335.6	0.8	$3	$(10)	$1,975	$(209)	$(169)	$3	$(4)	$(47)	$(217)	$1,542
Net income						298						298
Issuances of common stock	2.0				11							11
Stock-based compensation expense					6							6
Net tax benefit on stock-based compensation					11							11
Cumulative translation adjustments, net of tax							(77)				(77)	(77)
Unrealized losses on derivative instruments, net of tax								1			1	1
Losses on derivative instruments reclassified into earnings, net of tax									(4)		(4)	(4)
Balance, March 31, 2015	337.6	0.8	$3	$(10)	$2,003	$89	$(246)	$4	$(8)	$(47)	$(297)	$1,788

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Basis of Presentation and Recently Issued Accounting Standards

Background

IMS Health Holdings, Inc. (the “Company”) is a leading global information and technology services company providing clients in the healthcare industry with comprehensive solutions to measure and improve their performance. The Company has one of the largest and most comprehensive collections of healthcare information in the world, spanning sales, prescription and promotional data, medical claims, electronic medical records and social media. For information offerings, the Company receives data without patient identifiers and standardizes, organizes, structures and integrates this data by applying its sophisticated analytics and leveraging its global technology infrastructure to help its clients run their organizations more efficiently and make better decisions to improve their operational and financial performance. The Company has a presence in over 100 countries and generated 63% of its 2014 revenue from outside the United States.

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. The Condensed Consolidated Financial Statements do not include all the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for a fair statement of financial position, results of operations and comprehensive loss, cash flows and shareholders’ equity for the periods presented have been included. The results of operations for interim periods are not necessarily indicative of the results expected for the full year. The December 31, 2014 Condensed Consolidated Statement of Financial Position was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The Condensed Consolidated Financial Statements and related notes should be read in conjunction with the audited Consolidated Financial Statements and related notes of IMS Health Holdings, Inc. included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Certain prior year amounts have been reclassified to conform to the 2015 presentation. Amounts presented in the Condensed Consolidated Financial Statements may not add due to rounding.

Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued guidance to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. Under the new guidance, if a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance is effective for the Company’s interim and annual periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating this guidance to determine any potential impact that it may have on its financial results.

Also in April 2015, the FASB issued guidance on the presentation of debt issuance costs. The guidance requires the presentation of debt issuance costs as a direct deduction from the related debt liability rather than as an asset. The guidance is effective for the Company’s interim and annual periods beginning after December 15, 2015. At March 31, 2015, the Company had unamortized debt issuance costs of $57 million included in Other assets.

In April 2014, the FASB issued guidance which changed the criteria for reporting discontinued operations and modifies the related disclosure requirements. Additionally, the new guidance requires that a business which qualifies as held for sale upon acquisition should be reported as discontinued operations. The Company adopted the new guidance on January 1, 2015, and it is applied prospectively. As such, the Company will apply this standard to any new disposals or new classifications of disposal groups as held for sale which occur on or after January 1, 2015.

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

Note 2. Acquisitions

The Company makes acquisitions to enhance its capabilities and offerings in certain areas, including technology services. During the three months ended March 31, 2015, the Company completed one non-U.S. acquisition of a business that performs sourcing and commercial reporting of drug utilization data for the pharmaceutical industry. The business combination was accounted for under the acquisition method of accounting, and as such, the aggregate purchase price was allocated on a preliminary basis to the assets acquired and liabilities assumed based on estimated fair values as of the closing date. The purchase price allocation will be finalized after the completion of the valuation of certain intangible assets and any adjustments to the preliminary purchase price allocation are not expected to have a material impact on the Company’s results of operations. The Condensed Consolidated Financial Statements include the results of the acquisition subsequent to its closing. Had the acquisition occurred as of the beginning of 2014, the impact on the Company’s results of operations would not have been material.

Summary Financial Information

Financial information related to the acquisition is as follows:

	Weighted-Average	March 31,
(in millions)	Amortization Period	2015
Total cost of acquisition		$27

Amounts recorded in the Condensed Consolidated Statements of Financial Position:
Goodwill		$11
Portion of goodwill deductible for tax purposes		—
Intangible assets:
Client relationships	10 years	$18
Covenant not to compete	3 years	2
Databases	1 year	1
Trade names	3 years	1
Total intangible assets		$22

Contingent consideration

Under the terms of certain acquisition-related purchase agreements, the Company may be required to pay additional amounts as contingent consideration based on the achievement of certain financial performance related metrics, ranging from $0 to $21 million through 2017. The Company’s contingent consideration recorded on the balance sheet was approximately $21 million and $24 million at March 31, 2015 and December 31, 2014, respectively. The fair value measurement of this contingent consideration is classified within Level 3 of the fair value hierarchy (see Note 5) and reflects the Company’s own assumptions in measuring fair values using the income approach. In developing these estimates, the Company considered certain performance projections, historical results, and industry trends. Changes in the fair value estimates are included in Selling and administrative expenses.

Note 3. Goodwill and Identifiable Intangible Assets

The following table sets forth changes in the Company’s goodwill for the three months ended March 31, 2015.

(in millions)	Goodwill
Balance at December 31, 2014	$3,417
Goodwill assigned in purchase price allocations (see Note 2)	11
Foreign currency translation adjustments and other	(89)
Balance at March 31, 2015	$3,339

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

The gross carrying amounts, related accumulated amortization and the weighted average amortization periods of the Company’s intangible assets are listed in the following table:

	March 31, 2015			December 31, 2014
(in millions)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization
Databases	$644	$(626)	—	$679	$(639)
Client Relationships	2,035	(614)	14	2,051	(592)
Trade Names (Finite-Lived)	137	(39)	14	142	(38)
Trade Names (Indefinite-Lived)	501	—	N/A	523	—
Covenants not to compete and other	32	(17)	2	32	(16)
Total Intangible Assets	$3,349	$(1,296)	10	$3,427	$(1,285)

Intangible asset amortization expense was $58 million and $73 million during the three months ended March 31, 2015 and 2014, respectively. Based on current estimated useful lives, amortization expense associated with intangible assets at March 31, 2015 is estimated to be as follows:

(in millions) Year ended December 31,	Amortization Expense
Remainder of 2015	$114
2016	148
2017	136
2018	132
2019	130
Thereafter	892

Note 4. Severance, Impairment and Other Charges

As a result of ongoing cost reduction efforts, the Company recorded severance charges consisting of global workforce reductions to streamline its organization. The following table sets forth the activity in the Company’s severance-related reserves for the three months ended March 31, 2015:

(in millions)	2015 Plan(1)	2014 Plan(2)	2013 Plan(3)
Balance at December 31, 2014	$—	$11	$7
Charges	12	—	—
Cash payments	—	(6)	(1)
Balance at March 31, 2015	$12	$5	$6
(1)

In the first quarter of 2015, the Company implemented a restructuring plan (the “2015 Plan”) and recorded a pre-tax severance charge of $12 million. The Company expects that cash outlays related to the 2015 Plan will be substantially complete by the end of 2016.

(2)

In May 2014, the Company implemented a restructuring plan (the “2014 Plan”) and recorded pre-tax severance charges of $22 million over the course of the year. The Company expects that cash outlays related to the 2014 Plan will be substantially complete by the end of 2016.

(3)

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

The forward contracts entered into for balance sheet risk management purposes are not designated as hedges and are carried at fair value, with changes in the fair value recorded to Other income (loss), net in the Condensed Consolidated Statements of Comprehensive Income (Loss). These contracts do not subject the Company to material balance sheet risk because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged.

The forward contracts entered into for Royalty Hedging purposes are designated as hedges and are carried at fair value, with changes in the fair value recorded to Accumulated Other Comprehensive Income (Loss) (“AOCI”). The change in fair value is reclassified from AOCI to earnings in the quarter in which the hedged royalty is paid. These contracts have various expiration dates through February 2016.

The following table details the components of foreign exchange gain (loss) included in Other income (loss), net on the Condensed Consolidated Statements of Comprehensive Income (Loss):

	Three Months Ended
	March 31,
(in millions)	2015	2014
Revaluation of other non-functional currency assets and liabilities(1)	$—	$(4)
Effect of derivatives	4	—
Total foreign exchange gain (loss)	$4	$(4)
(1)

The three months ended March 31, 2015 included a $7 million charge related to a change in the exchange rate used to remeasure the Company’s Venezuelan Bolívar account balances, offset by $7 million in revaluation of other non-functional assets and liabilities. The charge for the remeasurement of the Bolívar account balances is further described below in this Note.

Net Investment Risk Management

Beginning in April 2014, the Company designated its foreign currency denominated debt as a hedge of net investment in foreign subsidiaries to reduce the volatility in shareholders’ equity caused by changes in the Euro exchange rate with respect to the U.S. Dollar. As of March 31, 2015, these borrowings (net of original issue discount) were €1,137 million ($1,223 million). The effective portion of foreign exchange gains or losses on the remeasurement of the debt is recognized in the cumulative translation adjustment component of AOCI with the related offset in long-term debt. Those amounts would be reclassified from AOCI to earnings upon the sale or substantial liquidation of these net investments. The amount of foreign exchange gains related to the net investment hedges included in cumulative translation adjustment for the three months ended March 31, 2015 was $122 million.

Interest Rate Risk Management

The Company purchases interest rate caps and entered into interest rate swap agreements for purposes of managing its risk in interest rate fluctuations.

In April 2014, the Company purchased U.S. Dollar denominated interest rate caps (“2014 Caps”) for a total notional value of $1 billion at strike rates ranging between 2% and 3%. These caps are effective at various times between April 2014 and April 2016, and expire at various times between April 2017 and April 2019. The 2014 Caps are designated as cash flow hedges. The 2014 Caps are in addition to the U.S. Dollar and Euro denominated interest rate caps that the Company purchased in May 2010 (“2010 Caps”). The 2010 Caps have strike rates of 4% and expired at various times through January 2015. The 2010 Caps are not designated as cash flow hedges.

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

The fair values of derivative instruments in the Condensed Consolidated Statements of Financial Position are as follows:

		March 31, 2015			December 31, 2014
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
(in millions)	Balance Sheet Caption	Asset	Liability		Asset	Liability
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	Accounts receivable/ Accounts payable	$19	$—	$197	$18	$—	$189
Interest rate caps	Non-Current Assets	8	—	1,000	12	—	1,000
Interest rate swaps	See below(1)	—	12	512	—	12	553
Derivatives not Designated as Hedging Instruments:
Foreign exchange contracts	Accounts receivable/ Accounts payable	1	2	131	—	2	93
Interest rate swaps	See below(1)	—	3	100	—	4	225
Total Derivatives		$28	$17		$30	$18

(1)

$3 million included in Accrued and other current liabilities and $12 million included in Other liabilities at March 31, 2015 and $1 million included in Accrued and other current liabilities and $15 million included in Other liabilities at December 31, 2014 in the Condensed Consolidated Statements of Financial Position.

For derivatives designated as hedges, the Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in fair values or cash flows of hedged items. If it is determined that a derivative ceases to be highly effective as a hedge, the Company will discontinue hedge accounting with respect to that derivative prospectively. When it is probable that a hedged forecasted transaction will not occur, the Company discontinues hedge accounting for the affected portion of the forecasted transaction, and reclassifies gains or losses that were accumulated in AOCI to earnings in Other income (loss), net on the Condensed Consolidated Statements of Comprehensive Income (Loss). Cash flows are classified consistent with the underlying hedged item.

The effects of derivative instruments in cash flow hedging relationships on the Condensed Consolidated Statements of Comprehensive Income (Loss) are as follows:

	Effect of Derivatives on Financial Performance
(in millions)	Amount of Income/(Loss) Recognized in AOCI		Location of Income/(Loss) Reclassified from AOCI into Earnings	Amount of Income/(Loss) Reclassified from AOCI into Earnings
Three Months Ended March 31,	2015	2014		2015	2014
Foreign exchange contracts	$7	$(1)	Other income (loss), net	$6	$1
Interest rate derivatives	(4)	—	Interest expense	—	—

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

The pre-tax gain (loss) recognized in earnings on derivatives not designated as hedging instruments was as follows:

	Three Months Ended
	March 31,
(in millions)	2015	2014
Foreign exchange contracts(1)	$(2)	$—
Interest rate derivatives(2)	—	—
Total derivatives not designated as hedging instruments	$(2)	$—
(1)	Included in Other income (loss), net
(2)	Included in interest expense

Changes in the fair value of derivatives that are designated as cash flow hedges are recorded in AOCI to the extent effective and reclassified into earnings in the same period or periods during which the transaction hedged by that derivative also affects earnings. The Company expects $15 million of pre-tax unrealized gains related to its foreign exchange contracts and interest rate derivatives included in AOCI at March 31, 2015 to be reclassified into earnings within the next twelve months.

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

The carrying values of cash, cash equivalents, restricted cash, accounts receivable and accounts payable approximated their fair values at March 31, 2015 and December 31, 2014 due to the short-term nature of these instruments. At March 31, 2015 and December 31, 2014, the fair value of total debt approximated $3,992 million and $3,799 million, respectively, as determined under Level 2 measurements based on quoted prices for these financial instruments.

Recurring measurements

The following tables summarize assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Basis of Fair Value Measurements
	March 31, 2015
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Derivatives	—	28	—	28
Total	$—	$28	$—	$28
Liabilities
Contingent consideration	$—	$—	$21	$21
Derivatives	—	17	—	17
Total	$—	$17	$21	$38

	December 31, 2014
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Derivatives	—	30	—	30
Total	$—	$30	$—	$30
Liabilities
Contingent consideration	$—	$—	$24	$24
Derivatives	—	18	—	18
Total	$—	$18	$24	$42

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

(in millions)	Contingent Consideration Liabilities
Balance at December 31, 2014	$24
Cash payments	(1)
Changes in fair value estimates and foreign currency translation adjustments	(2)
Balance at March 31, 2015	$21

Venezuelan Bolívars

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

In 2014, the Venezuelan government significantly expanded the use of the Supplementary Foreign Currency Administration System (“SICAD”) I exchange market and created a third exchange market called SICAD II, which the Company utilized to remeasure its Venezuelan Bolívar account balances beginning on June 30, 2014. In February 2015, the Venezuelan government announced that the SICAD II market would no longer be available, and a new foreign exchange market system ("SIMADI") was created. SIMADI has exchange rates significantly less favorable than SICAD II and at March 31, 2015, was approximately 193 Bolívars to one U.S. Dollar. As a result of the change to the SIMADI rate, the Company recorded a pre-tax charge of $7 million to foreign exchange loss within Other income (loss), net in the first quarter of 2015. The net assets held and revenue generated by the Company’s Venezuelan subsidiaries were not material to the Company’s consolidated results as of March 31, 2015.

Note 6. Debt

The following table summarizes the Company’s debt at the dates indicated:

(in millions)	March 31, 2015	December 31, 2014
Senior Secured Credit Facilities:
Senior Secured Term A Loan due 2019—USD LIBOR at average floating rates of 2.52%	$303	$307
Senior Secured Term A Loan due 2019—EUR LIBOR at average floating rates of 2.26%	138	158
Senior Secured Term B Loan due 2021—USD LIBOR at average floating rates of 3.50%	1,730	1,735
Senior Secured Term B Loan due 2021—EUR LIBOR at average floating rates of 3.75%	796	901
Revolving Credit Facility due 2019:
U.S. Dollar denominated borrowings—USD LIBOR at average floating rates of 2.83%	144	215
Swiss Franc denominated borrowings—CHF LIBOR at average floating rates of 2.25%	62	—
4.125% Senior Notes due 2023 - Euro denominated	296	—
6.00% Senior Notes due 2020 - U.S. Dollar denominated	500	500
Principal Amount of Debt	3,969	3,816
Less: Unamortized Discounts	(22)	(23)
Total Debt	$3,947	$3,793

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

Scheduled principal payments due on the Company’s debt as of March 31, 2015 for the remainder of 2015 and thereafter were as follows:

	Year
(in millions)	2015	2016	2017	2018	2019	Thereafter	Total
Debt	$36	$48	$54	$66	$564	$3,201	$3,969

Senior Secured Credit Facilities

In March 2014, IMS Health Incorporated (“IMS Health”), an indirect wholly-owned subsidiary of the Company, and certain of its subsidiaries, as co-borrowers, entered into an amendment (the “2014 Amendment”) to amend and restate the Second Amended and Restated Credit and Guaranty Agreement, which until such date governed IMS Health’s Senior Secured Credit Facilities (the amended and restated credit agreement resulting from the 2014 Amendment, the “2014 Credit Agreement”). The 2014 Amendment added commitments in respect of new Term A loans (the “New Term Loans”) in the aggregate dollar equivalent amount of $500 million, increased outstanding commitments under the revolving credit facility to $500 million, modified certain interest rates and covenants and made additional modifications to IMS Health’s Senior Secured Credit Facilities. The New Term Loans were funded in April 2014 concurrent with the Company’s Initial Public Offering (“IPO”). The New Term Loans and Revolving Credit Facility mature in March 2019, while the Term B loans mature in March 2021. As a result of the 2014 Amendment, the Company recorded $11 million of debt extinguishment losses and $2 million of third party fees in Other income (loss), net during the three months ended March 31, 2014.

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

At March 31, 2015, IMS Health, IMS AG and IMS Japan K.K., as co-borrowers, had an aggregate $500 million revolving credit facility, of which $294 million was unused. The Senior Secured Credit Facilities are secured by a security interest in substantially all of Healthcare Technology Intermediate Holdings, Inc.’s, IMS Health’s and the U.S. subsidiary guarantors’ tangible and intangible assets, including the stock of IMS Health and certain of IMS Health’s U.S. restricted subsidiaries and a portion of the stock of IMS Health’s non-U.S. restricted subsidiaries directly owned by Healthcare Technology Intermediate Holdings, Inc., IMS Health or a U.S. subsidiary guarantor. In addition, the obligations of IMS AG are guaranteed by certain of its Swiss restricted subsidiaries and are secured by certain assets of IMS AG and the Swiss guarantors, including the stock of the Swiss guarantors, and the obligations of IMS Japan K.K. are secured by certain of its assets. There have been no borrowings by IMS Japan K.K. to date.

Senior Notes

In anticipation of the Company acquiring certain customer relationship management and strategic data businesses of Cegedim, SA (“Cegedim” and the “Cegedim acquisition”), IMS Health issued €275 million aggregate principal amount of 4.125% senior unsecured notes due in April 2023 (the “4.125% Senior Notes”) on March 30, 2015. The proceeds, along with cash on hand, were used on April 1, 2015 to fund the Cegedim acquisition and pay fees and expenses of $4 million in connection with the debt offering. See Note 13 for more information on the Cegedim acquisition. Interest on the 4.125% Senior Notes is payable semi-annually each year, commencing on October 1, 2015. The 4.125% Senior Notes are guaranteed on a senior unsecured basis by IMS Health’s wholly-owned domestic subsidiaries that are guarantors under the Senior Secured Credit Facilities. The Company may redeem the Notes, in whole or in part, at a predetermined redemption price plus accrued interest.

In addition to the 4.125% Senior Notes, IMS Health has $500 million aggregate principal amount of 6% Senior Notes due in November 2020 (the “6% Senior Notes”). Interest is payable semi-annually each year. The 6% Senior Notes are guaranteed on a senior unsecured basis by IMS Health’s wholly-owned domestic subsidiaries that are guarantors under the Senior Secured Credit Facilities. The 6% Senior Notes have a three-year no call redemption period that expires in October 2015. The Notes can be redeemed at the Company’s option at a predetermined redemption price beginning in November 2015.

The financing arrangements provide for certain covenants and events of default customary for similar instruments, including  a covenant not to exceed a specified ratio of consolidated senior secured net indebtedness to Consolidated EBITDA, as defined in the 2014 Credit Agreement and a covenant to maintain a specified minimum interest coverage ratio. If an event of default occurs under any of the Company’s or the Company’s subsidiaries’ financing arrangements, the creditors under such financing arrangements will be entitled to take various actions, including the acceleration of amounts due under such arrangements, and in the case of the lenders

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

under the revolving credit facility and New Term Loans, other actions permitted to be taken by a secured creditor. At March 31, 2015, the Company was in compliance with the financial covenants under the Company’s financing arrangements.

Note 7. Pension and Postretirement Benefits

The following table summarizes the components of net periodic benefit cost for the Company’s pension benefits.

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	Three Months Ended March 31,
(in millions)	2015	2014	2015	2014
Service cost	$3	$2	$2	$1
Interest cost	3	3	2	3
Expected return on plan assets	(6)	(5)	(3)	(3)
Net periodic benefit cost	$—	$—	$1	$1

The Company’s net periodic benefit cost for its postretirement benefits was less than $1 million for the three months ended March 31, 2015 and 2014, respectively. During the three months ended March 31, 2015, the Company contributed approximately $6 million to its pension and postretirement benefit plans and expects to contribute an additional $6 million for the remainder of 2015.

Note 8. Income Taxes

The Company operates in more than 100 countries around the world and its earnings are taxed at the applicable income tax rate in each of these countries. As required, the Company computes interim taxes based on an estimated annual effective tax rate.

The Company recorded a benefit for income taxes of $240 million for the three months ended March 31, 2015. Historically, the Company provided deferred taxes with respect to all of its non-U.S. subsidiaries’ unremitted earnings. In the first quarter of 2015, the Company changed its assertion related to these earnings and is asserting that the unremitted earnings of its non-U.S. subsidiaries related to prior years, as well as those related to 2015 will be indefinitely reinvested outside the U.S. As a result of this change in assertion, the Company reversed a previously established deferred tax liability of $256 million as a discrete benefit to the quarter. The Company has the intent and ability to indefinitely reinvest its non-U.S. subsidiaries’ unremitted earnings outside the U.S. as these earnings are no longer expected to be repatriated to the U.S. to meet the Company’s U.S. cash needs. Further, the Company intends to reinvest the non-U.S. earnings in the growth of its non-U.S. businesses.

The Company recorded a benefit for income taxes of $13 million for the three months ended March 31, 2014. The tax benefit was unfavorably impacted by deferred U.S. income tax expense related to non-U.S. earnings, net of associated tax credits, offset by the expiration of certain statutes of limitation and the deferred tax impact of state and local tax rate changes.

Note 9. Contingencies

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

IMS Government Solutions discovered potential noncompliance with various contract clauses and requirements under its General Services Administration Contract (the “GSA Contract”) which was awarded in 2002 to its predecessor company, Synchronous Knowledge Inc. (Synchronous Knowledge Inc. was acquired by IMS Health in May 2005). The potential noncompliance arose from three primary areas: first, at the direction of the government, work performed under one task order was invoiced under another task order without the appropriate modifications to the orders being made; second, personnel who did not meet strict compliance with the labor categories component of the qualification requirements of the GSA Contract were assigned to contracts; and third, certain discounts that were given to commercial customers were not also offered to the government, in alleged violation of the GSA Contract’s Price Reductions Clause. Upon discovery of the potential noncompliance, the Company began remediation efforts, promptly disclosed the potential noncompliance to the U.S. government, and was accepted into the Department of Defense Voluntary Disclosure Program. The Company filed its Voluntary Disclosure Program Report (“Disclosure Report”) on August 29, 2008. Based on the Company’s findings as disclosed in the Disclosure Report, the Company recorded a reserve of approximately $4 million for this matter in 2008. During 2010, the Company recorded an additional reserve of approximately $2 million as a result of its ongoing investigation relating to this matter. In September 2014, the General Services Administration offered to settle the third matter described above (i.e., the Price Reductions Clause aspect of the Disclosure Report) for $1.5 million, in-line with the amount the Company had recorded for this area of potential noncompliance. On April 23, 2015, the Company and the government executed the settlement agreement and made the $1.5 million payment. The Company is currently unable to determine the outcome of all of these matters pending the resolution of the Voluntary Disclosure Program process and its ultimate liability arising from these matters could exceed its current reserves.

Symphony Health Solutions Litigation

On July 24, 2013, Symphony Health Solutions filed a lawsuit in the U.S. District Court for the Eastern District of Pennsylvania against IMS Health alleging that IMS Health is actively engaging in anticompetitive business practices in violation of the Sherman Antitrust Act and Pennsylvania state law. The complaint seeks trebled actual damages in an unspecified amount, punitive damages, costs and injunctive relief. The Company believes the complaint is without merit, rejects all claims raised, asserted counterclaims against Symphony Health and will vigorously defend IMS Health’s position.

Note 10. Related Party

Due to related party relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.

Management Services Agreement

The Company had a management services agreement with affiliates of TPG Global, LLC, CPP Investment Board Private Holdings Inc. and Leonard Green & Partners, L.P. (collectively, the “Sponsors”) pursuant to which they would provide management services to the Company. In conjunction with the Company’s IPO, the management services agreement was terminated for a settlement amount of $72 million and the Company recorded this charge as a component of Selling and administrative expenses, exclusive of depreciation and amortization in the Condensed Consolidated Statements of Comprehensive Income (Loss) in the second quarter of 2014. Prior to the termination of the management services agreement, the Company paid an additional $2 million during the first quarter of 2014 in monitoring fees pursuant to the management services agreement.

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

Note 11. Operations by Business Segment

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

Geographic Financial Information:

The following represents selected geographic information for the regions in which the Company operates.

(in millions)	Americas(1)	EMEA(2)	Asia Pacific(3)	Corporate & Other	Total
Three Months Ended March 31,
2015
Revenue(4)	$294	$227	$111	$-	$632
Operating income (loss)(5)	68	50	38	(65)	91

2014
Revenue(4)	$287	$244	$114	$-	$645
Operating income (loss)(5)	78	59	37	(107)	67
(1)	Americas includes the United States, Canada and Latin America. Revenue in the United States was $245 million and $232 million for the first quarters of 2015 and 2014, respectively.
(2)	EMEA includes countries in Europe, the Middle East and Africa.
(3)	Asia Pacific includes Japan, Australia and other countries in the Asia Pacific region. Revenue in Japan was $64 million and $69 million for the first quarters of 2015 and 2014, respectively.
(4)

Revenue relates to external clients and is primarily based on the location of the client. Revenue for the geographic regions includes the impact of foreign exchange in converting results into U.S. dollars.

(5)

Operating income (loss) for the three geographic regions does not reflect the allocation of certain expenses that are maintained in Corporate and Other and as such, is not a true measure of the respective regions’ profitability. The Operating income (loss) amounts for the geographic regions include the impact of foreign exchange in converting results into U.S. dollars. The following presents the depreciation and amortization related to purchase accounting adjustments for each region that are presented in Corporate and Other:

(in millions)	Americas	EMEA	Asia Pacific
Three Months Ended March 31,
2015	$27	$14	$8
2014	31	22	10

Note 12. Earnings per Share

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

The following table presents the composition of basic and diluted weighted average shares outstanding:

	Three Months Ended March 31,
(Shares in millions)	2015	2014
Basic weighted-average common shares outstanding	335.5	279.9
Effect of dilutive stock-based awards	9.8	—
Diluted weighted-average common shares outstanding	345.3	279.9

Shares excluded from computation of diluted earnings (loss) per share:
Weighted average potential common shares excluded from computation due to anti-dilutive effect	—	19.4

Note 13. Subsequent Events

Acquisitions

On April 1, 2015, the Company completed the Cegedim acquisition at a price of €385 million plus an initial working capital adjustment of €11 million (or $426 million). Cegedim, headquartered in Paris, France, is a global technology and services company specializing in healthcare whose offerings help pharmaceutical companies manage their sales and marketing operations. The acquisition includes Cegedim’s (i) Customer Relationship Management (“CRM”) solutions that help life sciences clients drive sales effectiveness, optimize marketing programs across multiple channels and mitigate regulatory compliance risks; (ii) OneKey Reference Database that provides insights on healthcare professionals across the globe; and (iii) information solutions that use primary market research. The acquisition was financed through a combination of existing cash and net proceeds from the 4.125% Senior Notes. See Note 6 for additional information on the 4.125% Senior Notes. The Company believes that the acquisition further enhances its software development, data warehousing, mobile applications and business intelligence tools, as well as analytics and implementation services. As a condition to the closing of the acquisition, the Company divested its promotional audit product line in Europe in the first quarter of 2015, which had total revenues of approximately $2 million in 2014.

The Company is currently in the process of determining the fair value of the assets and liabilities acquired in the transaction. The following table summarizes the provisional allocation of the Cegedim acquisition’s purchase price to the estimated fair values of the assets acquired and liabilities assumed, using an exchange rate as of April 1, 2015 of 1.076 of U.S. dollars to 1 euro.

(in millions)
Identifiable intangible assets	$213
Goodwill	45
Other net assets acquired(1)	168
Total purchase price allocation	$426
(1)	The largest components of the other net assets acquired include cash, accounts receivable and accounts payable and accrued expenses.

The amounts allocated to identifiable intangible assets represents the estimated fair values of client relationships, databases, computer software and trade names. The provisional purchase price allocation presented above is based upon information available to the Company at the present time, and is based upon management’s preliminary estimates of the fair values using comparable values and relationships from previous acquisitions. The purchase price allocation is provisional pending the Company’s calculations of the fair values of the assets and liabilities using valuation techniques, including income, cost and market approaches. Changes may be made to these estimated fair values, upon the Company’s final determination of the assets and liabilities.

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

Goodwill is attributable to the value of the synergies between the acquired company and IMS Health. The Company anticipates that the majority of the value assigned to goodwill will not be deductible for tax purposes.

Secondary Offering

On May 12, 2015, existing shareholders affiliated with the Sponsors (collectively, the “Selling Stockholders”) completed the sale of 57.97 million shares of the Company’s common stock at a public offering price of $27.50 per share, including 6.87 million shares that were offered and sold by the Selling Stockholders pursuant to the full exercise of the underwriter’s option to purchase additional shares. These transactions are collectively referred to as the Secondary Offering. The Company did not sell any stock in, or receive any proceeds from, the Secondary Offering.

Share Repurchase

On May 3, 2015, the Company’s board of directors authorized a $300 million common stock repurchase program. In connection with that program, on May 12, 2015, the Company purchased 11.1 million of the Company’s common stock shares from the underwriters of the Secondary Offering having an aggregate value of approximately $300 million at $27.0875 per share, equal to the midpoint between the public offering price and the price to the Selling Stockholders for the shares sold in the offering. To fund the share repurchase, the Company entered into an amendment to its senior secured credit facilities that provides the Company with $200 million in additional term loan borrowings, as well as utilized borrowings from the Company’s revolving credit facility and available cash.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements (unaudited) and related notes and with the audited Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. This discussion and analysis includes forward-looking statements that involve risks and uncertainties. You should read the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” sections of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. The terms “Company,” “IMS,” “we,” “our” or “us,” as used herein, refer to IMS Health Holdings, Inc. and its consolidated subsidiaries unless otherwise stated or indicated by context. Amounts presented may not add due to rounding.

Background

We are a leading global information and technology services company providing clients in the healthcare industry with comprehensive solutions to measure and improve their performance. We have one of the largest and most comprehensive collections of healthcare information in the world, spanning sales, prescription and promotional data, medical claims, electronic medical records and social media. For information offerings, we receive data without patient identifiers and standardize, organize, structure and integrate this data by applying our sophisticated analytics and leveraging our global technology infrastructure to help our clients run their organizations more efficiently and make better decisions to improve their operational and financial performance. We have a presence in over 100 countries and we generated 63% of our 2014 revenue from outside the United States.

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

Acquisitions

We make acquisitions to enhance our capabilities and offerings in certain areas, including technology services. During the three months ended March 31, 2015, we completed one non-U.S. acquisition at a total cost of approximately $27 million. The acquired business performs sourcing and commercial reporting of drug utilization data for the pharmaceutical industry. The purchase price allocation for this acquisition will be finalized after the completion of the valuation of certain intangible assets and any adjustments to the preliminary purchase price allocation are not expected to have a material impact on our results of operations. See Note 2 to our Condensed Consolidated Financial Statements for additional information with respect to these acquisitions. The results of operations of acquired businesses have been included since the date of acquisition and were not significant to our consolidated results of operations.

On April 1, 2015, we completed the acquisition of certain customer relationship management (“CRM”) and strategic data businesses of Cegedim, SA (“Cegedim” and the “Cegedim acquisition”) at a price of €385 million plus an initial working capital adjustment of €11 million (or $426 million). Cegedim, headquartered in Paris, France, is a global technology and services company specializing in healthcare whose offerings help pharmaceutical companies manage their sales and marketing operations. The acquisition includes Cegedim’s (i) CRM solutions that help life sciences clients drive sales effectiveness, optimize marketing programs across multiple channels and mitigate regulatory compliance risks; (ii) OneKey Reference Database that provides insights on healthcare professionals across the globe; and (iii) information solutions that use primary market research. The acquisition was financed through a combination of existing cash and net proceeds from our 4.125% senior unsecured notes issued in March 2015 (the “4.125% Senior Notes”). We believe that the acquisition further enhances our software development, data warehousing, mobile applications and business intelligence tools, as well as analytics and implementation services. As a condition to the closing of the acquisition, we divested our promotional audit product line in Europe in the first quarter of 2015, which had total revenues of approximately $2 million in 2014. See Note 13 to our Condensed Consolidated Financial Statements for additional information with respect to the Cegedim acquisition.

Results excluding the Effects of Foreign Currency Translation and Certain Charges

We report results in U.S. dollars, but we do business on a global basis. Exchange rate fluctuations affect the U.S. dollar value of foreign currency revenue and expenses and may have a significant effect on our results. The discussion of our financial results in this report includes comparisons with the prior year in constant currency terms, using consistent exchange rates. We believe this information facilitates comparison of the underlying results over time. During the first three months of 2015, the U.S. dollar was generally stronger against the other currencies in which we transact business as compared to the first three months of 2014. The revenue growth at actual currency rates was lower than the growth at constant currency exchange rates during the first three months. See “—How Exchange Rates Affect our Results” and “—Quantitative and Qualitative Disclosures about Market Risk” below for a more complete discussion regarding the impact of foreign currency translation on our business.

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

Results of Operations

Summary of Results

	Three Months Ended
	March 31,
(in millions)	2015	2014
Revenue	$632	$645
Information	354	381
Technology services	278	264
Operating costs of information, exclusive of depreciation and amortization	157	164
Direct and incremental costs of technology services, exclusive of depreciation and amortization	138	136
Selling and administrative expenses, exclusive of depreciation and amortization	137	171
Depreciation and amortization	96	107
Severance, impairment and other charges	13	—
Operating Income	91	67
Interest income	—	2
Interest expense	(37)	(89)
Other income (loss), net	4	(17)
Non-Operating Loss, Net	(33)	(104)
Income (loss) before income taxes	58	(37)
Benefit from income taxes	240	13
Net Income (Loss)	$298	$(24)

Net Income (Loss) to Adjusted EBITDA Reconciliation

We have included a presentation of Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) because we believe it provides additional information regarding our performance and our ability to service our debt. In addition, management believes that Adjusted EBITDA is useful to assess our operating performance trends because it excludes certain material non-cash items, unusual or non-recurring items that are not expected to continue in the future and certain other items. Adjusted EBITDA is not presented in accordance with U.S. GAAP, and our computation of Adjusted EBITDA may vary from those used by other companies. Adjusted EBITDA should not be considered as an alternative to net income or loss, operating income or loss, cash flows from operating activities or any other measures of operating performance, liquidity or indebtedness derived in accordance with U.S. GAAP. Adjusted EBITDA has limitations as an analytical tool, and it should not be considered in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. A reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP, is provided below.

	Three Months Ended
	March 31,
(in millions)	2015	2014
Net Income (Loss)	$298	$(24)
Benefit from income taxes	(240)	(13)
Other (income) loss, net	(4)	17
Interest expense	37	89
Interest income	—	(2)
Depreciation and amortization	96	107
Deferred revenue purchase accounting adjustments	1	2
Non-cash stock-based compensation charges(1)	6	31
Restructuring and related charges(2)	14	2
Acquisition-related charges(3)	8	6
Sponsor monitoring fees(3)	—	2
Adjusted EBITDA	$216	$217
(1)	Non-cash stock-based compensation charges are included in Operating costs of information, Direct and incremental costs of technology services and Selling and administrative expenses as follows:
	Three Months Ended
	March 31,
(in millions)	2015	2014
Operating costs of information	$1	$3
Direct and incremental costs of technology services	—	3
Selling and administrative expenses	5	25
(2)

Restructuring and related charges includes severance and impairment charges and the cost of employee and third-party charges related to dual running costs for knowledge transfer activities. Dual running costs for knowledge transfer activities of $1 million in both the three months ended March 31, 2015 and 2014, respectively, are primarily included in Operating costs of information.

(3)	Acquisition-related charges and Sponsor monitoring fees are included in Selling and administrative expenses.

Revenue

Total revenue decreased 2.0% to $632 million for the three months ended March 31, 2015 compared to $645 million in the same quarter in the prior year, and grew 7.0% on a constant currency basis, as the U.S. dollar strengthened against most other currencies in which we transact business. The strengthening of the U.S. dollar compared to the Euro was responsible for over half of the foreign exchange impact. Revenue from our information offerings decreased 7.0% in the first quarter of 2015 and grew 3.0% on a constant currency basis over the same period. Revenue from our technology services offerings increased 5.3% in the first quarter of 2015 and grew 12.7% on a constant currency basis over the same period in the prior year. Constant currency growth in the Americas and EMEA (Europe, the Middle East and Africa) regions contributed approximately 82% of our total revenue growth during the first quarter of 2015 compared to the same quarter of 2014. The constant currency increase in information offerings was driven by growth in all our geographies, with the largest contribution coming from EMEA. The constant currency increase in technology services revenue was driven by increases in technology and applications, workflow analytics and real-world evidence offerings in the Americas and EMEA.

Operating Costs of Information, exclusive of Depreciation and Amortization

Operating costs of information offerings decreased $7 million, or 4.4%, in the three months ended March 31, 2015 compared to the same quarter in the prior year. Excluding the favorable effect of foreign currency translation of $14 million, non-cash stock-based compensation charges and restructuring and related charges, operating costs of information increased 6.3% in the first quarter of 2015 compared to the first quarter of 2014. The constant currency increase in operating costs of information was primarily due to an increase in data costs of approximately $11 million as we continue to invest in new data sources.

Direct and Incremental Costs of Technology Services, exclusive of Depreciation and Amortization

Direct and incremental costs of technology services offerings grew $2 million, or 1.3%, in the three months ended March 31, 2015 compared to the same quarter in the prior year. Excluding the favorable effect of foreign currency translation of $10 million and non-cash stock-based compensation charges, direct and incremental costs of technology services grew 10.3% in the first quarter of 2015 compared to the first quarter of 2014. The constant currency increase in direct and incremental costs of technology services was driven primarily by increased compensation costs of $8 million, partially due to an increase in headcount of approximately 280 employees from March 2014 to support the growth in our technology services offerings. Additionally, incremental data costs directly related to technology services increased by approximately $2 million compared to the first quarter of 2014.

Selling and Administrative Expenses, exclusive of Depreciation and Amortization

Selling and administrative expenses decreased $34 million, or 19.1%, in the three months ended March 31, 2015 compared to the same quarter in the prior year. Excluding the favorable effect of foreign currency translation of $12 million, non-cash stock-based compensation charges, acquisition-related charges and sponsor monitoring fees, selling and administrative expenses was flat in the first quarter of 2015 compared to first quarter of 2014. Selling and administrative expenses in constant currency reflected lower professional fees of approximately $10 million, almost entirely offset by higher compensation expense of approximately $7 million, primarily resulting from an increase in headcount of approximately 170 employees from March 2014, and higher marketing expense of approximately $2 million.

Depreciation and Amortization

Depreciation and amortization expense decreased $11 million, or 10.9%, in the three months ended March 31, 2015 compared to the same quarter in the prior year, primarily due to lower depreciation and amortization related to purchase accounting adjustments as certain intangible assets become fully amortized during the quarter.

Severance, Impairment and Other Charges

Severance, impairment and other charges for the three months ended March 31, 2015 was primarily composed of $12 million of severance-related charges. See Severance, Impairment and Other Charges below for further information.

Operating Income

Operating income was $91 million in the three months ended March 31, 2015, an increase of $24 million, or 35.4%, compared to the same quarter in the prior year. This increase was due to lower operating expenses discussed above, partially offset by lower revenue. Operating income for the first quarter of 2015 increased $38 million in constant currency terms compared to the first quarter of 2014. Absent the impact of non-cash stock-based compensation charges, acquisition-related charges, restructuring and related charges and sponsor monitoring fees, operating income decreased 3.0% at reported foreign currency rates and increased 8.2% on a constant currency basis for the first quarter of 2015.

Trends in Operating Margins

Operating margins improved to 14.4% for the three months ended March 31, 2015 from 10.4% for the three months ended March 31, 2014. Margins were negatively impacted by the effects of foreign currency translation, non-cash stock-based compensation charges, acquisition-related charges, restructuring and related charges and sponsor monitoring fees. Excluding the effects of foreign currency translation and these charges, operating margins were 27.0% and 26.5% in the first quarter of 2015 and 2014, respectively.

Non-Operating Loss, net

Non-operating loss, net was $33 million in the three months ended March 31, 2015, a decrease of $71 million compared to the same quarter in the prior year. Interest expense, net of interest income, was $50 million lower than in the first quarter of 2014, primarily due to the redemption of our 12.5% Senior Notes and Senior PIK Notes in April 2014. Additionally, included in the non-operating loss for the first quarter of 2015 was a $7 million charge related to the remeasurement of our Venezuelan Bolívar account balances. Included in the non-operating loss for the first quarter of 2014 was $13 million of debt extinguishment losses and third party fees related to an amendment to our senior secured credit facilities in March 2014. See Note 5 to our Condensed Consolidated Financial Statements for further information on the remeasurement of our Venezuelan Bolívar account balances.

Taxes

We operate in more than 100 countries around the world and our earnings are taxed at the applicable income tax rate in each of these countries. As required, we compute interim taxes based on an estimated annual effective tax rate.

We recorded a benefit for income taxes of $240 million for the three months ended March 31, 2015. Historically we provided deferred taxes with respect to all of our non-U.S. subsidiaries’ unremitted earnings. In the first quarter of 2015, we changed our assertion related to our earnings and are asserting that the unremitted earnings of our non-U.S. subsidiaries related to prior years, as well as those related to 2015 will be indefinitely reinvested outside the U.S. As a result of this change in assertion, we reversed a previously established deferred tax liability of $256 million as a discrete benefit to the quarter. We have the intent and ability to indefinitely reinvest our non-U.S. subsidiaries’ unremitted earnings outside the U.S. as these earnings are no longer expected to be repatriated to the U.S. to meet our U.S. cash needs. Further, we intend to reinvest the non-U.S. earnings in the growth of our non-U.S. businesses. If the $256 million discrete benefit related to the change in assertion was not recorded in the first quarter of 2015, the effective tax rate would have been 28.3% for the quarter. This effective tax rate was favorably impacted as a result of profits generated in non-U.S. tax jurisdictions with lower tax rates than the U.S. statutory tax rate.

We recorded a benefit for income taxes of $13 million for the three months ended March 31, 2014, which resulted in an effective tax rate of 34.9% for the quarter. The effective tax rate was unfavorably impacted by deferred U.S. income tax expense related to non-U.S. earnings net of associated tax credits, offset by the expiration of certain statutes of limitation and the deferred tax impact of state and local tax rate changes.

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

We maintain regional geographic management who are responsible for bringing our full suite of offerings to their respective markets and to facilitate local execution of our global strategies. However, we maintain global leaders for the majority of our critical business processes; and the most significant performance evaluations and resource allocations made by our chief operating decision maker are made on a global basis. As such, we have concluded that we maintain one operating and reportable segment.

The following represents selected geographic information for the regions in which we operate.

(in millions)	Americas(1)	EMEA(2)	Asia Pacific(3)	Corporate & Other	Total
Three Months Ended March 31,
2015
Revenue(4)	$294	$227	$111	$-	$632
Operating income (loss)(5)	68	50	38	(65)	91

2014
Revenue(4)	$287	$244	$114	$-	$645
Operating income (loss)(5)	78	59	37	(107)	67
(1)	Our Americas region includes the United States, Canada and Latin America. Revenue in the United States was $245 million and $232 million for the first quarters of 2015 and 2014, respectively.
(2)	Our EMEA region includes countries in Europe, the Middle East and Africa.
(3)

Our Asia Pacific region includes Japan, Australia and other countries in the Asia Pacific region. Revenue in Japan was $64 million and $69 million for the first quarters of 2015 and 2014, respectively.

(4)

Revenue relates to external clients and is primarily based on the location of the client. Revenue for the geographic regions includes the impact of foreign exchange in converting results into U.S. dollars.

(5)

Operating income (loss) for the three geographic regions does not reflect the allocation of certain expenses that are maintained in Corporate and Other and as such, is not a true measure of the respective regions’ profitability. The Operating Income amounts for the geographic regions include the impact of foreign exchange in converting results into U.S. dollars. The following presents the depreciation and amortization related to purchase accounting adjustments for each region that are presented in Corporate and Other:

(in millions)	Americas	EMEA	Asia Pacific
Three Months Ended March 31,
2015	$27	$14	$8
2014	31	22	10

Americas Region

Revenue in the Americas region grew 2.4% in the three months ended March 31, 2015 compared to the same quarter in the prior year. On a constant currency basis, revenue grew 6.0% in the first quarter of 2015 compared to the first quarter of 2014. Technology and applications offerings within technology services accounted for the majority of the growth, primarily driven by the U.S.

Operating income in the Americas region decreased 12.8% in the three months ended March 31, 2015 compared to the same quarter in the prior year. On a constant currency basis, operating income decreased 6.4% in the first quarter of 2015 compared to the first quarter of 2014. The decrease in constant currency operating income in 2015 was a result of increases in operating expenses of $22 million to support the revenue growth in the region, partially offset by the revenue growth.

EMEA Region

Revenue in the EMEA region declined 6.8% in the three months ended March 31, 2015 compared to the same quarter in the prior year. On a constant currency basis, revenue grew 8.2% in the first quarter of 2015 compared to the first quarter of 2014. The constant currency increase in revenue in EMEA was the result of strong growth in our technology services offerings led by North Europe and Africa and in our information offerings in South and Central Europe and the Middle East.

Operating income in the EMEA region declined 16.1% in the three months ended March 31, 2015 compared to the same quarter in the prior year. On a constant currency basis, operating income grew 9.6% in the first quarter of 2015 compared to the first quarter of 2014. The increase in constant currency operating income in 2015 was a result of strong revenue growth in the region, partially offset by increases in operating expenses of $14 million to support the revenue growth.

Asia Pacific Region

Revenue in the Asia Pacific region declined 2.5% in the three months ended March 31, 2015 compared to the same quarter in the prior year. On a constant currency basis, revenue grew 6.9% in the first quarter of 2015 compared to the first quarter of 2014. The constant currency increase in revenue was primarily driven by growth in our technology and applications and workflow analytics offerings within technology services, led by Japan.

Operating income in the Asia Pacific region grew 1.2% in the three months ended March 31, 2015 compared to the same quarter in the prior year. On a constant currency basis, operating income grew 19.0% in the first quarter of 2015 compared to the first quarter of 2014. The increase in constant currency operating income in 2015 was primarily a result of the revenue increase.

How Exchange Rates Affect our Results

We operate globally, deriving a significant portion of our operating income from non-U.S. operations. As a result, fluctuations in the value of foreign currencies in which we transact business relative to the U.S. dollar may increase the volatility of U.S. dollar operating results. We enter into foreign currency forward contracts to partially offset the effect of currency fluctuations and the impact of these forward contracts is reflected in Other income (loss), net on the Condensed Consolidated Statements of Comprehensive Income (Loss). In the first quarter of 2015, foreign currency translation decreased our U.S. dollar revenue growth by approximately 9.0 percentage points and our operating income growth by 25.4 percentage points.

Non-U.S. monetary assets are maintained in currencies other than the U.S. dollar, principally the Swiss Franc, Euro and the Japanese Yen, and as such, the reported values of these assets may be significantly affected by fluctuations in foreign exchange rates. At March 31, 2015, the Swiss Franc, Euro and Japanese Yen exchange rates were weaker against the U.S. Dollar compared to December 31, 2014. Where monetary assets are held in the functional currency of the local entity, changes in the value of these currencies relative to the U.S. dollar are reflected in accumulated other comprehensive income in the Condensed Consolidated Statements of Financial Position. The effect of exchange rate changes decreased the U.S. dollar amount of cash and cash equivalents by $9 million and increased the U.S. dollar amount by $1 million during the first three months of 2015 and 2014, respectively.

Liquidity and Capital Resources

We fund our liquidity needs for capital investment, working capital, and other financial commitments through cash flow from operations and our credit facility. At March 31, 2015, cash and cash equivalents were $639 million and our total indebtedness was $3,947 million. Additionally, we had $294 million available for borrowing under our senior secured credit facility. In addition to operating cash flows, other factors that affect our overall management of liquidity include capital expenditures, software development costs, acquisitions, debt service requirements, adequacy of our revolving credit facility and access to the capital markets.

We believe we will have available resources to meet both our short-term and long-term liquidity requirements, including our debt service. We expect that the cash flow from our operations, combined with existing cash and amounts available under the secured revolving credit facility, will provide sufficient liquidity to fund our current obligations, projected working capital requirements, restructuring obligations and capital spending over the next year. While our board of directors will review our dividend policy from time to time, we currently do not intend to pay dividends in the foreseeable future. In addition we may, from time to time, purchase, repay, redeem or retire any of our outstanding debt or equity securities in privately negotiated or open market transactions, by tender offer or otherwise. Over the next twelve months, we currently expect that we will use our cash and cash equivalents primarily to fund:

•	principal and interest payments of approximately $203 million;
•

development of software to be used in our new products and capital expenditures of $155 million to $165 million, which includes a preliminary estimate of Cegedim’s forecasted spending, to expand and upgrade our information technology capabilities and to build or acquire facilities to house our business;

•	payments of approximately $26 million related to our employee severance plans;
•	pension and other postretirement benefit plan contributions of approximately $12 million;
•	acquisitions and potential payments for contingent consideration; and
•	share repurchases.

Cash Flows

Cash and cash equivalents increased $249 million to $639 million at March 31, 2015 compared to $390 million at December 31, 2014. The increase reflects cash provided by operating activities of $30 million, cash used in investing activities of $59 million and cash provided by financing activities of $287 million, and a decrease of $9 million due to the effect of exchange rate changes.

Net cash provided by operating activities amounted to $30 million for the three months ended March 31, 2015 compared to cash used of $103 million for the three months ended March 31, 2014. Cash flows from operating activities for the first three months of 2015 reflects higher cash-related net income of $43 million and favorable working capital movements of $74 million, primarily due to lower interest payments in 2015 and the timing of other payments and the collection of receivables. Interest paid was $72 million lower in 2015, primarily due to the redemption of the 12.5% Senior Notes and the Senior PIK Notes in conjunction with our Initial Public Offering (“IPO”) in April 2014, as well as lower interest paid under Term B loans. Income tax paid, net of refunds, was $13 million lower in 2015, primarily due to timing of income tax payments.

Net cash used in investing activities amounted to $59 million for the three months ended March 31, 2015, an increase in cash used of $3 million compared to the three months ended March 31, 2014. The increase is primarily due to higher payments for acquisitions in 2015, partially offset by lower capital expenditures in 2015 as 2014 included the purchase of an office building in India.

Net cash provided by financing activities amounted to $287 million for the three months ended March 31, 2015, compared to net cash used of $27 million for the three months ended March 31, 2014. Cash flows from financing activities for the first three months of 2015 is primarily comprised of the issuance of the 4.125% Senior Notes in March 2015. Cash flows from financing activities for the first three months of 2014 is primarily comprised of the payment of debt issuance costs and amendment fees related to the amendment of our senior secured credit facilities in March 2014.

Debt

At March 31, 2015, our principal amount of debt totaled $3,969 million. Management does not believe that this level of debt poses a material risk to us due to the following factors:

•	in the last two calendar years combined, we have generated strong net cash provided by operating activities of $524 million;
•	at March 31, 2015, we had $639 million in worldwide cash and cash equivalents; and
•	at March 31, 2015, we had a $500 million revolving credit facility, of which $294 million was unused.

The following table summarizes our debt at the dates indicated:

(in millions)	March 31, 2015	December 31, 2014
Senior Secured Credit Facilities:
Senior Secured Term A Loan due 2019—USD LIBOR at average floating rates of 2.52%	$303	$307
Senior Secured Term A Loan due 2019—EUR LIBOR at average floating rates of 2.26%	138	158
Senior Secured Term B Loan due 2021—USD LIBOR at average floating rates of 3.50%	1,730	1,735
Senior Secured Term B Loan due 2021—EUR LIBOR at average floating rates of 3.75%	796	901
Revolving Credit Facility due 2019:
U.S. Dollar denominated borrowings—USD LIBOR at average floating rates of 2.83%	144	215
Swiss Franc denominated borrowings—CHF LIBOR at average floating rates of 2.25%	62	—
4.125% Senior Notes due 2023 - Euro denominated	296	—
6.00% Senior Notes due 2020 - U.S. Dollar denominated	500	500
Principal Amount of Debt	3,969	3,816
Less: Unamortized Discounts	(22)	(23)
Total Debt	$3,947	$3,793

Senior Secured Credit Facilities

In March 2014, IMS Health Incorporated (“IMS Health”), our indirect wholly-owned subsidiary, and certain of its subsidiaries, as co-borrowers, entered into an amendment (the “2014 Amendment”) to amend and restate the Second Amended and Restated Credit and Guaranty Agreement, which until such date governed IMS Health’s Senior Secured Credit Facilities (the amended and restated credit agreement resulting from the 2014 Amendment, the “2014 Credit Agreement”). The 2014 Amendment added commitments in respect of new Term A loans (the “New Term Loans”) in the aggregate dollar equivalent amount of $500 million, increased outstanding commitments under the revolving credit facility to $500 million, modified certain interest rates and covenants and made additional modifications to IMS Health’s Senior Secured Credit Facilities. The New Term Loans were funded in April 2014 concurrent with our IPO. The New Term Loans and Revolving Credit Facility mature in March 2019, while the Term B loans mature in March 2021. As a result of the 2014 Amendment, we recorded $11 million of debt extinguishment losses and $2 million of third party fees in Other income (loss), net during the three months ended March 31, 2014.

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

At March 31, 2015, IMS Health, IMS AG and IMS Japan K.K., as co-borrowers, had an aggregate $500 million revolving credit facility, of which $294 million was unused. The Senior Secured Credit Facilities are secured by a security interest in substantially all of Healthcare Technology Intermediate Holdings, Inc.’s, IMS Health’s and the U.S. subsidiary guarantors’ tangible and intangible assets, including the stock of IMS Health and certain of IMS Health’s U.S. restricted subsidiaries and a portion of the stock of IMS Health’s non-U.S. restricted subsidiaries directly owned by Healthcare Technology Intermediate Holdings, Inc., IMS Health or a U.S. subsidiary guarantor. In addition, the obligations of IMS AG are guaranteed by certain of its Swiss restricted subsidiaries and are secured by certain assets of IMS AG and the Swiss guarantors, including the stock of the Swiss guarantors, and the obligations of IMS Japan K.K. are secured by certain of its assets. There have been no borrowings by IMS Japan K.K. to date.

Senior Notes

In anticipation of the Cegedim acquisition, IMS Health issued €275 million aggregate principal amount of its 4.125% Senior Notes due in April 2023 on March 30, 2015. The proceeds, along with cash on hand, were used on April 1, 2015, to fund the Cegedim acquisition and pay fees and expenses of $4 million in connection with the debt offering. Interest on the 4.125% Senior Notes is payable semi-annually each year, commencing on October 1, 2015. The 4.125% Senior Notes are guaranteed on a senior unsecured basis by IMS Health’s wholly-owned domestic subsidiaries that are guarantors under the Senior Secured Credit Facilities. We may redeem the Notes, in whole or in part, at a predetermined redemption price plus accrued interest.

In addition to the 4.125% Senior Notes, IMS Health has $500 million aggregate principal amount of 6% Senior Notes due in November 2020 (the “6% Senior Notes”). Interest is payable semi-annually each year. The 6% Senior Notes are guaranteed on a senior unsecured basis by IMS Health’s wholly-owned domestic subsidiaries that are guarantors under the Senior Secured Credit

Facilities. The 6% Senior Notes have a three-year no call redemption period that expires in October 2015. The Notes can be redeemed at our option at a predetermined redemption price beginning in November 2015.

The financing arrangements provide for certain covenants and events of default customary for similar instruments, including a covenant not to exceed a specified ratio of consolidated senior secured net indebtedness to Consolidated EBITDA, as defined in the 2014 Credit Agreement and a covenant to maintain a specified minimum interest coverage ratio. If an event of default occurs under any of our or our subsidiaries’ financing arrangements, the creditors under such financing arrangements will be entitled to take various actions, including the acceleration of amounts due under such arrangements, and in the case of the lenders under the revolving credit facility and New Term Loans, other actions permitted to be taken by a secured creditor. At March 31, 2015, we were in compliance with the financial covenants under our financing arrangements.

Severance, Impairment and Other Charges

As a result of ongoing cost reduction efforts, we recorded severance charges consisting of global workforce reductions to streamline our organization. The following table sets forth the activity in our severance-related reserves for the three months ended March 31, 2015:

(in millions)	2015 Plan(1)	2014 Plan(2)	2013 Plan(3)
Balance at December 31, 2014	$—	$11	$7
Charges	12	—	—
Cash payments	—	(6)	(1)
Balance at March 31, 2015	$12	$5	$6
(1)

In the first quarter of 2015, we implemented a restructuring plan (the “2015 Plan”) and recorded a pre-tax severance charge of $12 million. We anticipate that there may be further charges recorded under the 2015 plan during the balance of fiscal year 2015. We expect that cash outlays related to the 2015 Plan will be substantially complete by the end of 2016.

(2)

In May 2014, we implemented a restructuring plan (the “2014 Plan”) and recorded pre-tax severance charges of $22 million over the course of the year. We expect that cash outlays related to the 2014 Plan will be substantially complete by the end of 2016.

(3)

In December 2013, we implemented a restructuring plan (the “2013 Plan”) and recorded a pre-tax severance charge of $12 million. We expect that cash outlays related to the 2013 Plan will be substantially complete by the end of 2015.

Contingencies

We are exposed to certain known contingencies that are material to our investors. The facts and circumstances surrounding these contingencies and a discussion of their effect on us are included in Note 9 to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. These contingencies may have a material effect on our liquidity, capital resources or results of operations. In addition, even where our reserves are adequate, the incurrence of any of these liabilities may have a material effect on our liquidity and the amount of cash available to us for other purposes.

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

Contractual Obligations

Following the issuance of our 4.125 % Senior Notes, our future scheduled debt principal payments and estimated interest payments, based on rates as of March 31, 2015 are $153 million for the remainder of 2015, $417 million for 2016-2017, $925 million for 2018-2019 and $3,526 million thereafter.

Recently Issued Accounting Standards

Information relating to recently issued accounting standards is included in Note 1 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, as well as information included in oral statements or other written statements made or to be made by us, contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, and other future conditions. Forward-looking statements can be identified by words such as “anticipate,” “believe,” “envision,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “ongoing,” “contemplate” and other similar expressions, although not all forward-looking statements contain these identifying words. Examples of forward-looking statements include, among others, statements we make regarding:

•	plans for future growth and other business development activities, including acquisitions;
•	plans for capital expenditures;
•	expectations for market and industry growth;
•	financing sources;
•	share repurchases and dividends;
•	the effects of regulation and competition;
•	foreign currency conversion;
•	the impact of litigation, government inquiries and investigations; and
•	all other statements regarding our intent, plans, beliefs or expectations or those of our directors or officers.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Important factors that could cause actual results and events to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	our data suppliers might restrict our use of or refuse to license data, which could lead to our inability to provide certain offerings;
•	failure to meet productivity objectives under our internal business transformation initiatives could adversely impact our competitiveness and our ability to meet our growth objectives;
•	we may be unsuccessful at investing in growth opportunities;
•

we may not close announced acquisitions in the indicated timeframes or at all, and may not successfully integrate our acquisition targets or for other reasons may not achieve expected benefits of our acquisition transactions;

•	data protection and privacy laws may restrict our current and future activities;
•	breaches or misuse of our or our outsourcing partners’ security or communication systems could expose us, our clients, our data suppliers or others to risk of loss;
•	hardware and software failures, delays in the operation of our computer and communications systems or the failure to implement system enhancements may adversely impact us;
•	consolidation in the industries in which our clients operate may reduce the volume of offerings purchased by consolidated clients following an acquisition or merger;
•	our ability to protect our intellectual property rights and our susceptibility to claims by others that we are infringing on their intellectual property rights; and
•	the other risks identified in our Annual Report on Form 10-K and any subsequent filings we make with the Securities and Exchange Commission.

The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Report. We undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future developments or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our quantitative and qualitative disclosures about market risk during the three months ended March 31, 2015 as compared to the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the year ended December 31, 2014, except as discussed below.

Venezuela

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

In 2014, the Venezuelan government significantly expanded the use of the Supplementary Foreign Currency Administration System (“SICAD”) I exchange market and created a third exchange market called SICAD II, which we utilized to remeasure our Venezuelan Bolívar account balances beginning on June 30, 2014. In February 2015, the Venezuelan government announced that the SICAD II market would no longer be available, and a new foreign exchange market system ("SIMADI") was created. SIMADI has exchange rates significantly less favorable than SICAD II and at March 31, 2015, was approximately 193 Bolívars to one U.S. Dollar. As a result of the change to the SIMADI rate, we recorded a pre-tax charge of $7 million to foreign exchange loss within Other income (loss), net in the first quarter of 2015. The net assets held and revenue generated by our Venezuelan subsidiaries were not material to our consolidated results as of March 31, 2015. We will continue to monitor any future impact of these mechanisms on the exchange rate we use to remeasure our Venezuelan subsidiaries financial statements.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Information in response to this Item is incorporated by reference to the information set forth under the heading “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Additionally, see Note 9, Contingencies, to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of IMS Health Holdings, Inc.		8-K	001-36381	3.1	April 9, 2014

3.2	Amended and Restated Bylaws of IMS Health Holdings, Inc.		8-K	001-36381	3.2	April 9, 2014

4.1

Indenture, dated March 30, 2015, among IMS Health Incorporated, certain subsidiaries of IMS Health Incorporated as guarantors (the “Guarantors”), Deutsche Trustee Company Limited, as trustee, Deutsche Bank AG, London Branch, as paying agent and Deutsche Bank Luxembourg S.A., as registrar and transfer agent.

X

10.1

Incremental Amendment No. 1, dated as of May 11, 2015, to the Third Amended and Restated Credit Agreement, dated as of March 17, 2014, among IMS Health Incorporated, as the Parent Borrower, IMS AG, as a Borrower, IMS Japan K.K., as a Borrower, Healthcare Technology Intermediate Holdings, Inc., as Holdings, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto.

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

101*

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Statements of Financial Position, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Shareholders’ Equity, and (v) Notes to Condensed Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2015.

IMS HEALTH HOLDINGS, INC.

/s/ Ronald E. Bruehlman
Ronald E. Bruehlman Senior Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)