Form 10-Q
period 2015-06-30
IMS Health Holdings, Inc.
filed 2015-08-04
CIK 1595262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	328,384,503 shares outstanding as of July 27, 2015

IMS HEALTH HOLDINGS INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IMS HEALTH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(unaudited)

	June 30,	December 31,
(in millions, except per share data)	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$348	$390
Restricted cash	22	24
Accounts receivable, net	446	330
Other current assets	318	270
Total Current Assets	1,134	1,014
Property, plant and equipment, at cost	326	291
Less accumulated depreciation	(156)	(138)
Property, plant and equipment, net	170	153
Computer software, net	280	258
Goodwill	3,515	3,417
Other identifiable intangibles, net	2,271	2,142
Other assets	176	166
Total Assets	$7,546	$7,150

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$170	$87
Accrued and other current liabilities	547	481
Current portion of long-term debt	59	50
Deferred revenues	202	167
Total Current Liabilities	978	785
Postretirement and postemployment benefits	110	95
Long-term debt	4,134	3,743
Deferred tax liability	652	904
Other liabilities	89	81
Total Liabilities	5,963	5,608

Commitments and Contingencies (Note 11)

Shareholders’ Equity:
Common Stock, $0.01 par value, 700.0 shares authorized, 340.2 and 335.6 shares issued at June 30, 2015 and December 31, 2014, respectively	3	3
Capital in excess of par	2,032	1,975
Retained earnings (Accumulated deficit)	136	(209)
Treasury stock, at cost, 11.9 and 0.8 shares at June 30, 2015 and December 31, 2014, respectively	(310)	(10)
Accumulated other comprehensive loss	(278)	(217)
Total Shareholders’ Equity	1,583	1,542
Total Liabilities and Shareholders’ Equity	$7,546	$7,150

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

IMS HEALTH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2015	2014	2015	2014
Revenue	$742	$662	$1,374	$1,307
Information	374	386	728	767
Technology services	368	276	646	540
Operating costs of information, exclusive of depreciation and amortization	169	174	326	338
Direct and incremental costs of technology services, exclusive of depreciation and amortization	195	140	333	276
Selling and administrative expenses, exclusive of depreciation and amortization	180	247	317	418
Depreciation and amortization	81	115	177	222
Severance, impairment and other charges	21	25	34	25
Operating Income (Loss)	96	(39)	187	28
Interest income	1	—	1	2
Interest expense	(43)	(49)	(80)	(138)
Other income (loss), net	6	(271)	10	(288)
Non-Operating Loss, Net	(36)	(320)	(69)	(424)
Income (loss) before income taxes	60	(359)	118	(396)
(Provision for) benefit from income taxes	(13)	139	227	152
Net Income (Loss)	$47	$(220)	$345	$(244)

Earnings (Loss) per Share Attributable to Common Shareholders:
Basic	$0.14	$(0.67)	$1.03	$(0.80)
Diluted	$0.14	$(0.67)	$1.01	$(0.80)
Weighted-Average Common Shares Outstanding:
Basic	331.6	329.7	333.6	304.9
Diluted	340.0	329.7	342.6	304.9

Other Comprehensive Income (Loss):
Net Income (Loss)	$47	$(220)	$345	$(244)
Cumulative translation adjustment (net of taxes of $27 and $(8) for the three months ended and $(21) and $(10) for the six months ended, respectively)	$23	$19	$(54)	$37
Unrealized gains (losses) on derivatives (net of taxes of $— and $1 for the three months ended and $(1) and $1 for the six months ended, respectively)	—	(14)	1	(15)
(Gains) losses on derivative instruments, reclassified into earnings (net of taxes of $3 and $— for the three months ended and $5 and $— for the six months ended, respectively)	(4)	1	(8)	—
Other Comprehensive Income (Loss)	$19	$6	$(61)	$22
Total Comprehensive Income (Loss)	$66	$(214)	$284	$(222)

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

IMS HEALTH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
(in millions)	2015	2014
Cash Flows from Operating Activities:
Net Income (Loss)	$345	$(244)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Depreciation and amortization	177	222
Loss on extinguishment of debt	—	79
Deferred income taxes	(270)	(188)
Non-cash stock-based compensation charges	14	46
Non-cash gains on derivative instruments	(11)	(7)
Non-cash amortization of debt original issue discount and debt issuance costs	5	12
Loss on Venezuela remeasurement	7	49
Excess tax benefits from stock-based compensation	(19)	—
Other	3	1
Change in assets and liabilities, excluding effects from acquisitions and dispositions:
Net decrease (increase) in accounts receivable	11	(23)
Net increase in other current assets	(22)	(40)
Net increase in accounts payable	6	2
Net decrease in accrued and other current liabilities	(39)	(120)
Net increase in deferred revenues	12	8
Increase in pension assets (net of liabilities)	(5)	(10)
Decrease (increase) in other long-term assets (net of long-term liabilities)	1	(16)
Net Cash Provided by (Used in) Operating Activities	215	(229)

Cash Flows from Investing Activities:
Capital expenditures	(25)	(45)
Additions to computer software	(53)	(44)
Payments for acquisitions of businesses, net of cash acquired	(373)	(27)
Purchase of interest rate caps	—	(21)
Other investing activities, net	—	1
Net Cash Used in Investing Activities	(451)	(136)

Cash Flows from Financing Activities:
Borrowings under revolving credit facility	204	372
Repayments of revolving credit facility	(202)	(134)
Proceeds from issuance of debt	496	499
Repayments of debt	(27)	(1,757)
Debt issuance costs and amendment fees	(5)	(22)
Contingent consideration and deferred purchase price payments	(4)	(1)
Proceeds from equity plan activity	23	1
Payments for treasury stock	(300)	(3)
Excess tax benefits from stock-based compensation	19	—
Proceeds from initial public offering, net of costs	—	989
Other financing activities	(1)	—
Net Cash Provided by (Used in) Financing Activities	203	(56)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(9)	(39)
Decrease in Cash and Cash Equivalents	(42)	(460)
Cash and Cash Equivalents, Beginning of Period	390	725
Cash and Cash Equivalents, End of Period	$348	$265

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

IMS HEALTH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

(in millions)	Shares Common Stock	Shares Treasury Stock	Common Stock	Treasury Stock	Capital in Excess of Par	Retained Earnings (Accumulated Deficit)	Cumulative Translation Adjustment	Unrealized Gains on Derivative Instruments	Gains on Derivative Instruments Reclassified into Earnings	Unamortized Postretirement and Postemployment Adjustment	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, December 31, 2014	335.6	0.8	$3	$(10)	$1,975	$(209)	$(169)	$3	$(4)	$(47)	$(217)	$1,542
Net income						345						345
Issuances of common stock	4.6				24							24
Repurchases of common stock		11.1		(300)								(300)
Stock-based compensation expense					14							14
Net tax benefit on stock-based compensation					19							19
Cumulative translation adjustments, net of tax							(54)				(54)	(54)
Unrealized gains on derivative instruments, net of tax								1			1	1
Gains on derivative instruments reclassified into earnings, net of tax									(8)		(8)	(8)
Balance, June 30, 2015	340.2	11.9	$3	$(310)	$2,032	$136	$(223)	$4	$(12)	$(47)	$(278)	$1,583

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

Recently Issued Accounting Standards

In July 2015, the Financial Accounting Standards Board (“FASB”) delayed the effective date of the guidance on the recognition of revenue from contracts with customers to interim and annual periods beginning January 1, 2018. Earlier adoption is permitted. The Company is currently evaluating this guidance to determine any potential impact that it may have on its financial results.

In April 2015, the FASB issued guidance to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. Under the new guidance, if a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance is effective for the Company’s interim and annual periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating this guidance to determine any potential impact that it may have on its financial results.

Also in April 2015, the FASB issued guidance on the presentation of debt issuance costs. The guidance requires the presentation of debt issuance costs as a direct deduction from the related debt liability rather than as an asset. The guidance is effective for the Company’s interim and annual periods beginning after December 15, 2015. At June 30, 2015, the Company had unamortized debt issuance costs of $58 million included in Other assets.

In April 2014, the FASB issued guidance which changed the criteria for reporting discontinued operations and modifies the related disclosure requirements. Additionally, the new guidance requires that a business which qualifies as held for sale upon acquisition should be reported as discontinued operations. Adoption of this guidance on January 1, 2015, which is applied prospectively, did not have a material impact on our consolidated financial statements.

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

Note 2. Acquisitions

The Company makes acquisitions to enhance its capabilities and offerings in certain areas, including technology services. On April 1, 2015, the Company completed the acquisition of certain customer relationship management (“CRM”) and strategic data businesses of Cegedim, SA (“Cegedim” and the “Cegedim acquisition”) at a price of €385 million plus an initial working capital adjustment of €11 million (or $426 million). Cegedim, headquartered in Paris, France, is a global technology and services company specializing in healthcare whose offerings help pharmaceutical companies manage their sales and marketing operations. The acquisition includes Cegedim’s (i) CRM solutions that help life sciences clients drive sales effectiveness, optimize marketing programs across multiple channels and mitigate regulatory compliance risks; (ii) OneKey Reference Database that provides insights on healthcare professionals across the globe; and (iii) information solutions that use primary market research. The acquisition was financed through a combination of existing cash and net proceeds from the Company’s 4.125% senior unsecured notes issued in March 2015 (the “4.125% Senior Notes”). See Note 6 for additional information on the 4.125% Senior Notes. The Company believes that the acquisition further enhances its software development, data warehousing, mobile applications and business intelligence tools, as well as analytics and implementation services.

The following table summarizes the provisional purchase price allocation to the estimated fair values of the assets acquired and liabilities assumed for the Cegedim acquisition.

(in millions)
Cash	$89
Accounts receivable	127
Other current assets	62
Property, plant and equipment	16
Goodwill	134
Identifiable intangible assets	258
Other assets	7
Liabilities assumed	(267)
Total purchase price allocation	$426

Identifiable intangible assets and their preliminary estimated useful lives consist of the following:

(in millions)	Useful life	Amount
Client relationships	10-15 years	$134
Databases	5 years	86
Technology	2-10 years	26
Trade names	10-15 years	12
Total intangible assets		$258

The purchase price allocation is preliminary and may change as the Company obtains additional information. Any adjustments to the allocation are not expected to have a material impact on the Company’s results of operations.

The fair values for the intangible assets and property, plant and equipment acquired were primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement in the fair value hierarchy. Client relationships, trade names and technology were valued using the income approach, which estimates the fair value based on the cash flows that an asset can be expected to generate over its remaining useful life. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used for databases and property, plant and equipment.

Goodwill is attributable to the value of the synergies between the acquired company and IMS Health. The Company anticipates that the majority of the value assigned to goodwill will not be deductible for tax purposes.

The Company incurred acquisition-related costs for the Cegedim acquisition of $6 million during the six months ended June 30, 2015.

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

Pro Forma Information

The following pro forma information presents the financial results as if the acquisition of Cegedim had occurred on January 1, 2014, with pro forma adjustments to give effect to an increase in Selling and administrative expenses for acquisition-related costs, additional depreciation and amortization for fair value adjustments of property, plant and equipment and intangible assets, an increase in interest expense from acquisition financing, and related tax effects. The pro forma results do not include any anticipated cost synergies, costs or other effects of the planned integration of Cegedim. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred for the periods presented below had the Cegedim acquisition been completed on January 1, 2014, nor are they indicative of the future operating results of the Company.

	Six Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
(in millions)
Revenues	$1,492	$809	$1,588
Net income (loss)	346	(221)	(268)
Basic earnings (loss) per share	1.04	(0.67)	(0.88)
Diluted earnings (loss) per share	1.01	(0.67)	(0.88)

The Company’s Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2015 included $110 million of revenues related to the Cegedim acquisition. The revenue reflected a reduction of $2 million related to a deferred revenue adjustment to fair value. Following the closing of the Cegedim acquisition, the Company began integrating Cegedim’s operations, and as such, computing a separate measure of Cegedim’s stand-alone profitability for periods after the acquisition date is impracticable.

In addition to the Cegedim acquisition, the Company also completed the acquisitions of ImpactRx (South Africa), Dataline Software (U.K.), Mercurial (Australia) and ViS Research (U.S.) during the six months ended June 30, 2015. ImpactRx performs sourcing and commercial reporting of drug utilization data for the pharmaceutical industry. Dataline is a leader in big data analytics and the acquisition is expected to extend the Company’s technology-enabled Real-World Evidence (“RWE”) platform and accelerate delivery of integrated clinical and cost-of-care insights for assessing healthcare value and performance. Mercurial is a leading provider of cloud-based business intelligence tools. ViS Research has a unique platform for optimizing key aspects of clinical trial planning. The purchase price allocations for these acquisitions will be finalized after the completion of the valuation of certain intangible assets and any adjustments to the preliminary purchase price allocation are not expected to have a material impact on the Company’s results of operations. The Condensed Consolidated Financial Statements include the results of the acquisitions subsequent to closing. Had these acquisitions occurred as of the beginning of 2014, the impact on the Company’s results of operations would not have been material.

Summary Financial Information

Financial information related to these acquisitions, excluding the Cegedim acquisition, is as follows:

	Weighted-Average	June 30,
(in millions)	Amortization Period	2015
Total cash cost of acquisitions, net of cash acquired		$36
Acquisition-related costs		1

Amounts recorded in the Condensed Consolidated Statements of Financial Position:
Goodwill		$25
Portion of goodwill deductible for tax purposes		—
Computer software	5 years	4
Intangible assets:
Client relationships	10 years	$29
Covenant not to compete	3 years	2
Databases	1 year	1
Trade names	3 years	2
Total intangible assets		$34

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

Contingent consideration

Under the terms of certain acquisition-related purchase agreements, the Company may be required to pay additional amounts as contingent consideration based on the achievement of certain financial performance related metrics, ranging from $0 to $44 million through 2017. The Company’s contingent consideration recorded on the balance sheet was approximately $30 million and $24 million at June 30, 2015 and December 31, 2014, respectively. The fair value measurement of this contingent consideration is classified within Level 3 of the fair value hierarchy (see Note 5) and reflects the Company’s own assumptions in measuring fair values using the income approach. In developing these estimates, the Company considered certain performance projections, historical results, and industry trends. Changes in the fair value estimates are included in Selling and administrative expenses.

Note 3. Goodwill and Identifiable Intangible Assets

The following table sets forth changes in the Company’s goodwill for the six months ended June 30, 2015.

(in millions)	Goodwill
Balance at December 31, 2014	$3,417
Goodwill assigned in purchase price allocations (see Note 2)	159
Foreign currency translation adjustments and other	(61)
Balance at June 30, 2015	$3,515

The gross carrying amounts, related accumulated amortization and the weighted average amortization periods of the Company’s intangible assets are listed in the following table:

	June 30, 2015			December 31, 2014
(in millions)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization
Databases	$743	$(644)	1	$679	$(639)
Client Relationships	2,187	(649)	13	2,051	(592)
Trade Names (Finite-Lived)	152	(42)	14	142	(38)
Trade Names (Indefinite-Lived)	506	—	N/A	523	—
Covenants not to compete and other	33	(15)	2	32	(16)
Total Intangible Assets	$3,621	$(1,350)	10	$3,427	$(1,285)

Intangible asset amortization expense was $42 million and $74 million during the three months ended June 30, 2015 and 2014, respectively, and $100 million and $147 million for the six months ended June 30, 2015 and 2014, respectively. Based on current estimated useful lives, amortization expense associated with intangible assets at June 30, 2015 is estimated to be as follows:

(in millions) Year ended December 31,	Amortization Expense
Remainder of 2015	$91
2016	178
2017	165
2018	161
2019	160
Thereafter	1,010

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

Note 4. Severance, Impairment and Other Charges

As a result of ongoing cost reduction efforts, the Company recorded severance charges consisting of global workforce reductions to streamline its organization. The following table sets forth the activity in the Company’s severance-related reserves for the six months ended June 30, 2015:

(in millions)	2015 Plan(1)	2013 and 2014 Plans(2)
Balance at December 31, 2014	$—	$18
Charges	27	—
Cash payments	(5)	(11)
Balance at June 30, 2015	$22	$7
(1)

In the first quarter of 2015, the Company implemented a restructuring plan (the “2015 Plan”) and recorded a pre-tax severance charge of $12 million. In the second quarter of 2015, the Company recorded an additional pre-tax severance charge of $15 million. The Company expects that cash outlays related to the 2015 Plan will be substantially complete by the end of 2016.

(2)

In December 2013, the Company implemented a restructuring plan (the “2013 Plan”) and recorded a pre-tax severance charge of $12 million. In May 2014, the Company implemented a restructuring plan (the “2014 Plan”) and recorded pre-tax severance charges of $15 million. An additional $7 million was recorded over the balance of the year. The Company expects that cash outlays related to the 2013 and 2014 Plans will be substantially complete by the end of 2016.

Other charges

During the six months ended June 30, 2015, the Company recorded impairment charges of $7 million, $6 million of which was recorded in the second quarter of 2015. The $7 million charge is primarily comprised of the write-off of the value of computer software that was no longer in use and contract-related charges for which the Company will not realize any future economic benefits.

During the three and six months ended June 30, 2014, the Company recorded impairment charges of $10 million, of which $7 million related to impaired leases for properties in the United States and $3 million for the write-down of certain assets and contract-related charges for which the Company will not realize any future economic benefits.

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

The forward contracts entered into for Royalty Hedging purposes are designated as hedges and are carried at fair value, with changes in the fair value recorded to Accumulated Other Comprehensive Income (Loss) (“AOCI”). The change in fair value is reclassified from AOCI to earnings in the quarter in which the hedged royalty is paid. These contracts have various expiration dates through May 2016.

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

The following table details the components of foreign exchange gain (loss) included in Other income (loss), net on the Condensed Consolidated Statements of Comprehensive Income (Loss):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Revaluation of other non-functional currency assets and liabilities(1)	(3)	(52)	(3)	(56)
Effect of derivatives	9	—	13	—
Total foreign exchange gain (loss)	$6	$(52)	$10	$(56)
(1)

The six months ended June 30, 2015 included a $7 million charge and the three and six months ended June 30, 2014 included a $49 million charge related to a change in the exchange rate used to remeasure the Company’s Venezuelan Bolívar account balances. The charges are further described below in this Note.

Net Investment Risk Management

Beginning in April 2014, the Company designated its foreign currency denominated debt as a hedge of net investment in foreign subsidiaries to reduce the volatility in shareholders’ equity caused by changes in the Euro exchange rate with respect to the U.S. Dollar. As of June 30, 2015, these borrowings (net of original issue discount) were €1,134 million ($1,268 million). The effective portion of foreign exchange gains or losses on the remeasurement of the debt is recognized in the cumulative translation adjustment component of AOCI with the related offset in long-term debt. Those amounts would be reclassified from AOCI to earnings upon the sale or substantial liquidation of these net investments. The amount of foreign exchange (losses) gains related to the net investment hedges included in cumulative translation adjustment for the three and six months ended June 30, 2015 were $(50) million and $72 million, respectively.

Interest Rate Risk Management

The Company purchases interest rate caps and has entered into interest rate swap agreements for purposes of managing its risk in interest rate fluctuations.

In April 2014, the Company purchased U.S. Dollar denominated interest rate caps (“2014 Caps”) for a total notional value of $1 billion at strike rates ranging between 2% and 3%. These caps are effective at various times between April 2014 and April 2016, and expire at various times between April 2017 and April 2019. The total premiums paid were $21 million. The 2014 Caps are designated as cash flow hedges. Additionally, the Company had U.S. Dollar and Euro denominated interest rate caps that expired at various times through January 2015. These expired caps were not designated as cash flow hedges.

The Company also entered into U.S. Dollar and Euro denominated interest rate swap agreements in April 2014 (“2014 Swaps”) to hedge interest rate exposure on notional amounts of approximately $600 million of its borrowings. The 2014 swaps were effective between April and June 2014, and expire at various times from March 2017 through March 2021. On these agreements, the Company pays a fixed rate ranging from 1.4% to 2.1% and receives a variable rate of interest equal to the greater of three-month U.S. Dollar London Interbank Offered Rate (“LIBOR”) or three-month Euro Interbank Offered Rate (“EURIBOR”), and 1%. The 2014 Swaps are designated as cash flow hedges. The Company also entered into interest rate swap agreements in May 2010 (“2010 Swaps”) to hedge interest rate exposure on notional amounts of $375 million of its borrowings. The 2010 Swaps were effective in January 2012, and expire at various times through January 2016. On these agreements, the Company pays a fixed rate ranging from 3% to 3.3% and receives a variable rate of interest equal to the three-month LIBOR. The 2010 Swaps are not designated as cash flow hedges.

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

The fair values of derivative instruments in the Condensed Consolidated Statements of Financial Position are as follows:

		June 30, 2015			December 31, 2014
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
(in millions)	Balance Sheet Caption	Asset	Liability		Asset	Liability
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	Accounts receivable/ Accounts payable	$11	$1	$191	$18	$—	$189
Interest rate caps	Non-Current Assets	7	—	1,000	12	—	1,000
Interest rate swaps	See below(1)	—	9	524	—	12	553
Derivatives not Designated as Hedging Instruments:
Foreign exchange contracts	Accounts receivable/ Accounts payable	1	1	146	—	2	93
Interest rate swaps	See below(1)	—	2	100	—	4	225
Total Derivatives		$19	$13		$30	$18

(1)

$2 million included in Accrued and other current liabilities and $9 million included in Other liabilities at June 30, 2015 and $1 million included in Accrued and other current liabilities and $15 million included in Other liabilities at December 31, 2014 in the Condensed Consolidated Statements of Financial Position.

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

The effects of derivative instruments in cash flow hedging relationships on the Condensed Consolidated Statements of Comprehensive Income (Loss) are as follows:

(in millions)	Effect of Derivatives on Financial Performance
	Amount of Income/(Loss) Recognized in AOCI		Location of Income/(Loss) Reclassified from AOCI into Earnings	Amount of Income/(Loss) Reclassified from AOCI into Earnings
Three Months Ended June 30,	2015	2014		2015	2014
Foreign exchange contracts	$(3)	$(2)	Other income (loss), net	$7	$(1)
Interest rate derivatives	3	(13)	Interest expense	—	—

Six Months Ended June 30,	2015	2014		2015	2014
Foreign exchange contracts	$4	$(3)	Other income (loss), net	$13	$—
Interest rate derivatives	(1)	(13)	Interest expense	—	—

The pre-tax gain (loss) recognized in earnings on derivatives not designated as hedging instruments was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Foreign exchange contracts(1)	$2	$1	$—	$—
Interest rate derivatives(2)	—	—	—	—
Total derivatives not designated as hedging instruments	$2	$1	$—	$—
(1)	Included in Other income (loss), net.
(2)	Included in interest expense.

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

Changes in the fair value of derivatives that are designated as cash flow hedges are recorded in AOCI to the extent effective and reclassified into earnings in the same period or periods during which the transaction hedged by that derivative also affects earnings. The Company expects $5 million of pre-tax unrealized gains related to its foreign exchange contracts and interest rate derivatives included in AOCI at June 30, 2015 to be reclassified into earnings within the next twelve months.

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

The carrying values of cash, cash equivalents, restricted cash, accounts receivable and accounts payable approximated their fair values at June 30, 2015 and December 31, 2014 due to the short-term nature of these instruments. At June 30, 2015 and December 31, 2014, the fair value of total debt approximated $4,216 million and $3,799 million, respectively, as determined under Level 2 measurements based on quoted prices for these financial instruments.

Recurring measurements

The following tables summarize assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Basis of Fair Value Measurements
	June 30, 2015
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Derivatives	—	19	—	19
Total	$—	$19	$—	$19
Liabilities
Contingent consideration	$—	$—	$30	$30
Derivatives	—	13	—	13
Total	$—	$13	$30	$43

	December 31, 2014
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Derivatives	—	30	—	30
Total	$—	$30	$—	$30
Liabilities
Contingent consideration	$—	$—	$24	$24
Derivatives	—	18	—	18
Total	$—	$18	$24	$42

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

(in millions)	Contingent Consideration Liabilities
Balance at December 31, 2014	$24
New acquisitions	12
Cash payments	(2)
Changes in fair value estimates and foreign currency translation adjustments	(4)
Balance at June 30, 2015	$30

Venezuela

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

In 2014, the Venezuelan government significantly expanded the use of the Supplementary Foreign Currency Administration System (“SICAD”) I exchange market and created a third exchange market called SICAD II, which the Company utilized to remeasure its Venezuelan Bolívar account balances beginning on June 30, 2014. As a result of the change to the SICAD II rate from the official exchange rate, the Company recorded a pre-tax charge of $49 million to foreign exchange loss within Other income (loss), net in the second quarter of 2014. In February 2015, the Venezuelan government announced that the SICAD II market would no longer be available, and a new foreign exchange market system ("SIMADI") was created. SIMADI has exchange rates significantly less favorable than SICAD II. As a result of the change to the SIMADI rate, the Company recorded a pre-tax charge of $7 million to foreign exchange loss within Other income (loss), net in the first quarter of 2015. At June 30, 2015, the SIMADI rate was approximately 197 Bolívars to one U.S. Dollar. The net assets held and revenue generated by the Company’s Venezuelan subsidiaries were not material to the Company’s consolidated results as of June 30, 2015.

Note 6. Debt

The following table summarizes the Company’s debt at the dates indicated:

	June 30,	December 31,
(in millions)	2015	2014
Senior Secured Credit Facilities:
Senior Secured Term A Loan due 2019—USD LIBOR at average floating rates of 2.53%	$496	$307
Senior Secured Term A Loan due 2019—EUR LIBOR at average floating rates of 2.25%	142	158
Senior Secured Term B Loan due 2021—USD LIBOR at average floating rates of 3.50%	1,726	1,735
Senior Secured Term B Loan due 2021—EUR LIBOR at average floating rates of 3.75%	825	901
Revolving Credit Facility due 2019:
U.S. Dollar denominated borrowings—USD LIBOR at average floating rates of 2.72%	217	215
4.125% Senior Notes due 2023 - Euro denominated	308	—
6.00% Senior Notes due 2020 - U.S. Dollar denominated	500	500
Principal Amount of Debt	4,214	3,816
Less: Unamortized Discounts	(21)	(23)
Total Debt	$4,193	$3,793

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

Scheduled principal payments due on the Company’s debt as of June 30, 2015 for the remainder of 2015 and thereafter were as follows:

	Year
(in millions)	2015	2016	2017	2018	2019	Thereafter	Total
Debt	$30	$59	$72	$89	$722	$3,242	$4,214

Senior Secured Credit Facilities

In May 2015, IMS Health Incorporated (“IMS Health”), an indirect wholly-owned subsidiary of the Company, entered into an amendment (the “2015 Amendment”) to the Third Amended and Restated Credit and Guaranty Agreement, dated as of March 17, 2014, among IMS Health, IMS AG and IMS Japan K.K., as co-borrowers, Healthcare Technology Intermediate Holdings, Inc., Bank of America, N.A. and the other lenders party thereto (as amended by the 2015 Amendment, the “Credit Agreement” and, together with the related security and other documents for the senior secured term loan facilities and the senior secured revolving facility, the “Senior Secured Credit Facilities”). The 2015 Amendment increased outstanding commitments under the Company’s existing Term A loans by $200 million. The proceeds from the additional term loans were used to fund a portion of the Company’s repurchase of its common shares. See Note 8 for further information on the share repurchase. As a result of the 2015 Amendment, the Company incurred $2 million of third party fees, which will be amortized as a component of interest expense.

In March 2014, IMS Health and certain of its subsidiaries, as co-borrowers, entered into an amendment (the “2014 Amendment”) to the Second Amended and Restated Credit and Guaranty Agreement, dated as of October 24, 2012. The 2014 Amendment added commitments in respect of new Term A loans (the “New Term Loans”) in the aggregate dollar equivalent amount of $500 million, increased outstanding commitments under the revolving credit facility to $500 million, modified certain interest rates and covenants and made additional modifications to the then outstanding senior secured credit facilities. The New Term Loans were funded in April 2014 concurrent with the Company’s Initial Public Offering (“IPO”). The New Term Loans and revolving credit facility mature in March 2019, while the Term B loans mature in March 2021. As a result of the 2014 Amendment, the Company recorded $11 million of debt extinguishment losses and $2 million of third party fees in Other income (loss), net during the six months ended June 30, 2014.

IMS Health is required to make scheduled quarterly payments on the Term A loans at rates that vary from 1.25% to 2.50% of the original principal amount of the term loans, with the remaining balance paid at maturity. Additionally, IMS Health is required to make scheduled quarterly payments on the Term B loans equal to approximately 0.25% of the original principal amount of the term loans, with the remaining balance paid at maturity. IMS Health is also required to pay an annual commitment fee that ranges from 0.30% to 0.40% in respect of any unused commitments under the revolving credit facility.

At June 30, 2015, IMS Health, IMS AG and IMS Japan K.K., as co-borrowers, had an aggregate $500 million revolving credit facility, of which $283 million was unused. The Senior Secured Credit Facilities are secured by a security interest in substantially all of Healthcare Technology Intermediate Holdings, Inc.’s, IMS Health’s and the U.S. subsidiary guarantors’ tangible and intangible assets, including the stock of IMS Health and certain of IMS Health’s U.S. restricted subsidiaries and a portion of the stock of IMS Health’s non-U.S. restricted subsidiaries directly owned by Healthcare Technology Intermediate Holdings, Inc., IMS Health or a U.S. subsidiary guarantor. In addition, the obligations of IMS AG are guaranteed by certain of its Swiss restricted subsidiaries and are secured by certain assets of IMS AG and the Swiss guarantors, including the stock of the Swiss guarantors, and the obligations of IMS Japan K.K. are secured by certain of its assets. There have been no borrowings by IMS Japan K.K. to date.

Senior Notes

In anticipation of the Cegedim acquisition, IMS Health issued €275 million aggregate principal amount of 4.125% senior unsecured notes due in April 2023 (the “4.125% Senior Notes”) on March 30, 2015. The proceeds, along with cash on hand, were used on April 1, 2015 to fund the Cegedim acquisition and pay fees and expenses of $4 million in connection with the debt offering. See Note 2 for more information on the Cegedim acquisition. Interest on the 4.125% Senior Notes is payable semi-annually each year, commencing on October 1, 2015. The 4.125% Senior Notes are guaranteed on a senior unsecured basis by IMS Health’s wholly-owned domestic subsidiaries that are guarantors under the Senior Secured Credit Facilities. The Company may redeem the 4.125% Senior Notes, in whole or in part, at any time prior to April 1, 2018 at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium. On or after April 1, 2018, the Company may redeem all or a portion of the 4.125% Senior Notes at predetermined redemption prices set forth in the indenture governing the 4.125% Senior Notes plus accrued and unpaid interest to the date of redemption.

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

In addition to the 4.125% Senior Notes, IMS Health has $500 million aggregate principal amount of 6% Senior Notes due in November 2020 (the “6% Senior Notes”) outstanding. Interest is payable semi-annually each year. The 6% Senior Notes are guaranteed on a senior unsecured basis by IMS Health’s wholly-owned domestic subsidiaries that are guarantors under the Senior Secured Credit Facilities. The Company may redeem the 6.0% Senior Notes, in whole or in part, at any time prior to November 1, 2015 at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium. On or after November 1, 2015, the Company may redeem all or a portion of the 6% Senior Notes at predetermined redemption prices set forth in the indenture governing the 6% Senior Notes plus accrued and unpaid interest to the date of redemption.

Other

In connection with the Company’s IPO in April 2014, the Company redeemed its 12.5% senior notes and senior PIK notes and incurred a loss on extinguishment of debt of $219 million in the second quarter of 2014, consisting of a payment of make-whole premiums of $151 million and the write-off of $68 million of debt issuance costs and discounts.

The Senior Secured Credit Facilities and the indentures for the 4.125% Senior Notes and 6% Senior Notes provide for certain covenants and events of default customary for similar instruments, including a covenant not to exceed a specified ratio of consolidated senior secured net indebtedness to Consolidated EBITDA, as defined in the Credit Agreement, and a covenant to maintain a specified minimum interest coverage ratio. If an event of default occurs under any of the Company’s or the Company’s subsidiaries’ financing arrangements, the creditors under such financing arrangements will be entitled to take various actions, including the acceleration of amounts due under such arrangements, and in the case of the lenders under the revolving credit facility and New Term Loans, other actions permitted to be taken by a secured creditor. At June 30, 2015, the Company was in compliance with the financial covenants under the Company’s financing arrangements.

Note 7. Pension and Postretirement Benefits

The following table summarizes the components of net periodic benefit cost for the Company’s pension benefits.

	Pension Benefits
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2015	2014	2015	2014	2015	2014	2015	2014
Service cost	$3	$3	$2	$2	$6	$5	$4	$3
Interest cost	3	3	3	2	6	6	5	5
Expected return on plan assets	(5)	(5)	(3)	(3)	(11)	(10)	(6)	(6)
Net periodic benefit cost	$1	$1	$2	$1	$1	$1	$3	$2

The Company’s net periodic benefit cost for its postretirement benefits was less than $1 million for the three and six months ended June 30, 2015 and 2014, respectively. During the six months ended June 30, 2015, the Company contributed approximately $9 million to its pension and postretirement benefit plans and expects to contribute an additional $3 million for the remainder of 2015.

Note 8. Shareholders’ Equity

Share Repurchase

On May 3, 2015, the Company’s board of directors authorized a $300 million common stock repurchase program. In connection with that program, on May 12, 2015, the Company purchased 11.1 million shares of its common stock from the underwriters of the Secondary Offering (as defined below) having an aggregate value of approximately $300 million at $27.0875 per share, equal to the midpoint between the public offering price and the price paid by the underwriters to the Selling Stockholders for the shares sold in the Secondary Offering. To fund the share repurchase, the Company entered into the 2015 Amendment to the Credit Agreement that provided the Company with $200 million in additional term loan borrowings and utilized borrowings from its revolving credit facility and available cash. See Note 6 for additional information on the 2015 Amendment.

Secondary Offering

On May 12, 2015, existing shareholders of the Company (collectively, the “Selling Stockholders”) completed the sale of 57.97 million shares of the Company’s common stock at a public offering price of $27.50 per share, including 6.87 million shares that were

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

offered and sold by the Selling Stockholders pursuant to the full exercise of the underwriter’s option to purchase additional shares. These transactions are collectively referred to as the “Secondary Offering.” The Company did not sell any stock in, or receive any proceeds from, the Secondary Offering. The Company incurred $1 million of expenses in the second quarter of 2015 related to the Secondary Offering, which were included in Selling and administrative expenses.

Note 9. Stock-Based Compensation

In April 2014, the Company paid $30 million in the aggregate to holders of outstanding cash settled stock appreciation rights (“Phantom SARs”) upon completion of the Company’s IPO.

Note 10. Income Taxes

The Company operates in more than 100 countries around the world and its earnings are taxed at the applicable income tax rate in each of these countries. As required, the Company computes interim taxes based on an estimated annual effective tax rate.

The Company recorded a provision for income taxes of $13 million and a benefit from income taxes of $227 million for the three and six months ended June 30, 2015, respectively. The tax expense in the three months ended June 30, 2015 was favorably impacted as a result of profits generated in non-U.S. tax jurisdictions with lower tax rates than the U.S. statutory tax rate. Historically, the Company provided deferred taxes with respect to all of its non-U.S. subsidiaries’ unremitted earnings. The tax benefit for the six months ended June 30, 2015 was favorably impacted as a result of the Company changing its assertion related to these earnings and is asserting that the unremitted earnings of its non-U.S. subsidiaries related to prior years, as well as those related to 2015 will be indefinitely reinvested outside the United States. As a result of this change in assertion, the Company reversed a previously established deferred tax liability of $256 million as a discrete benefit in the first quarter of 2015. The Company has the intent and ability to indefinitely reinvest its non-U.S. subsidiaries’ unremitted earnings outside the United States as these earnings are no longer expected to be repatriated to the United States to meet the Company’s U.S. cash needs. Further, the Company intends to reinvest the non-U.S. earnings in the growth of its non-U.S. businesses.

The Company recorded a benefit for income taxes of $139 million and $152 million for the three and six months ended June 30, 2014, respectively. The tax benefit in both periods was primarily due to a significant amount of deductible expenses in the U.S. related to the redemption of the Company’s 12.5% senior notes and senior PIK notes, the termination of a management services agreement with affiliates of the certain of the Company’s shareholders (see Note 12), and non-executive Phantom SARs compensation expense. In addition, the tax benefit in both periods was impacted as a result of profits generated in non-U.S. tax jurisdictions with lower tax rates than the U.S. statutory tax rate and by deferred U.S. income tax expense related to non-U.S. earnings net of associated tax credits. The Company also recorded a tax benefit of $6 million as a result of the conclusion of a U.S. Federal income tax examination for 2010 and 2011.

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

Note 12. Related Party

Due to related party relationships, it is possible that the terms of the following transactions are not the same as those that would result from transactions among wholly unrelated parties.

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

Geographic Financial Information:

The following represents selected geographic information for the regions in which the Company operates.

(in millions)	Americas(1)	EMEA(2)	Asia Pacific(3)	Corporate & Other	Total
Three Months Ended June 30,
2015
Revenue(4)	$330	$302	$110	$—	$742
Operating income (loss)(5)	50	58	28	(40)	96
2014
Revenue(4)	$296	$261	$105	$—	$662
Operating income (loss)(5)	55	76	33	(203)	(39)

Six Months Ended June 30,
2015
Revenue(4)	$623	$534	$217	$—	$1,374
Operating income (loss)(5)	115	113	66	(107)	187

2014
Revenue(4)	$583	$509	$215	$—	$1,307
Operating income (loss)(5)	132	142	70	(316)	28

In April 2015, the Company realigned its regional reporting so that India, Sri Lanka and Bangladesh are included in EMEA. Previously, these countries had been included in the Asia Pacific region. Additionally in 2015, the Company made changes to its geographic reporting classifications to move some functions out of Corporate and Other and into the other regions. As a result of these changes, reclassifications of prior years’ geographic financial information were made to conform to the current year presentation. The reclassifications did not change previously reported condensed consolidated results of operations.

(1)

Americas includes the United States, Canada and Latin America. Revenue in the United States was $278 million and $237 million for the second quarters of 2015 and 2014, respectively, and $523 million and $469 million for the first six months of 2015 and 2014, respectively.

(2)	EMEA includes countries in Europe, the Middle East, and Africa, and the countries of India, Sri Lanka and Bangladesh.
(3)

Asia Pacific includes Japan, Australia and other countries in the Asia Pacific region, excluding India, Sri Lanka and Bangladesh. Revenue in Japan was $59 million and $61 million for the second quarters of 2015 and 2014, respectively, and $123 million and $130 million for the first six months of 2015 and 2014, respectively.

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

(in millions)	Americas	EMEA	Asia Pacific
Three Months Ended June 30,
2015	$19	$4	$5
2014	32	23	10
Six Months Ended June 30,
2015	46	18	13
2014	63	45	20

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

The following table presents the composition of basic and diluted weighted average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in millions)	2015	2014	2015	2014
Basic weighted-average common shares outstanding	331.6	329.7	333.6	304.9
Effect of dilutive stock-based awards	8.4	—	9.0	—
Diluted weighted-average common shares outstanding	340.0	329.7	342.6	304.9

Shares excluded from computation of diluted earnings (loss) per share:
Weighted average potential common shares excluded from computation due to anti-dilutive effect	—	19.3	—	19.3

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

Additionally, during the six months ended June 30, 2015, we completed the acquisitions of ImpactRx (South Africa), Dataline Software (U.K.), Mercurial (Australia) and ViS Research (U.S.) at a total cash cost, net of cash acquired, of approximately $36 million. The purchase price allocations for these acquisitions will be finalized after the completion of the valuation of certain intangible assets and any adjustments to the preliminary purchase price allocations are not expected to have a material impact on our results of operations. The results of operations of the acquired businesses have been included since the date of their acquisition and, other than the Cegedim acquisition, were not significant to our consolidated results of operations.

See Note 2 to our Condensed Consolidated Financial Statements for additional information with respect to these acquisitions.

Results excluding the Effects of Foreign Currency Translation and Certain Charges

We report results in U.S. Dollars, but we do business on a global basis. Exchange rate fluctuations affect the U.S. Dollar value of foreign currency revenue and expenses and may have a significant effect on our results. The discussion of our financial results in this report includes comparisons with the prior year in constant currency terms, using consistent exchange rates. We believe this information facilitates comparison of the underlying results over time. During the first six months of 2015, the U.S. Dollar was generally stronger against the other currencies in which we transact business as compared to the first six months of 2014. The revenue growth at actual currency rates was lower than the growth at constant currency exchange rates during the first six months. See “—

How Exchange Rates Affect our Results” and “—Quantitative and Qualitative Disclosures about Market Risk” below for a more complete discussion regarding the impact of foreign currency translation on our business.

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

Results of Operations

Summary of Results

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
Revenue	$742	$662	$1,374	$1,307
Information	374	386	728	767
Technology services	368	276	646	540
Operating costs of information, exclusive of depreciation and amortization	169	174	326	338
Direct and incremental costs of technology services, exclusive of depreciation and amortization	195	140	333	276
Selling and administrative expenses, exclusive of depreciation and amortization	180	247	317	418
Depreciation and amortization	81	115	177	222
Severance, impairment and other charges	21	25	34	25
Operating Income (Loss)	96	(39)	187	28
Interest income	1	—	1	2
Interest expense	(43)	(49)	(80)	(138)
Other income (loss), net	6	(271)	10	(288)
Non-Operating Loss, Net	(36)	(320)	(69)	(424)
Income (loss) before income taxes	60	(359)	118	(396)
(Provision for) benefit from income taxes	(13)	139	227	152
Net Income (Loss)	$47	$(220)	$345	$(244)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
Net Income (Loss)	$47	$(220)	$345	$(244)
Provision for (benefit from) income taxes	13	(139)	(227)	(152)
Other (income) loss, net	(6)	271	(10)	288
Interest expense	43	49	80	138
Interest income	(1)	—	(1)	(2)
Depreciation and amortization	81	115	177	222
Deferred revenue purchase accounting adjustments	2	—	3	2
Non-cash stock-based compensation charges(1)	8	15	14	46
Restructuring and related charges(2)	21	27	35	29
Acquisition-related charges(3)	11	6	19	12
Sponsor monitoring fees(3)	—	72	—	74
Non-executive phantom SARs compensation expenses(4)	—	30	—	30
Secondary offering expenses	1	—	1	—
Adjusted EBITDA	$220	$226	$436	$443
(1)	Non-cash stock-based compensation charges are included in Operating costs of information, Direct and incremental costs of technology services and Selling and administrative expenses as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
Operating costs of information	$—	$2	$1	$5
Direct and incremental costs of technology services	1	1	1	4
Selling and administrative expenses	7	12	12	37
(2)

Restructuring and related charges includes severance and impairment charges and the cost of employee and third-party charges related to dual running costs for knowledge transfer activities. Dual running costs for knowledge transfer activities of $1 million for the three and six months ended June 30, 2015 and $2 million and $3 million for the three and six months ended June 30, 2014, respectively, are primarily included in Operating costs of information.

(3)	Acquisition-related charges and Sponsor monitoring fees are included in Selling and administrative expenses.
(4)

Non-executive phantom SARs compensation expense of $10 million and $20 million for the three and six months ended June 30, 2014 are included in Operating costs of information and Selling and administrative expenses, respectively.

Revenue

Total revenue increased 12.0% to $742 million for the three months ended June 30, 2015 compared to $662 million in the same quarter in the prior year, and grew 24.6% on a constant currency basis, as the U.S. Dollar strengthened against most other currencies in which we transact business. The strengthening of the U.S. Dollar compared to the Euro was responsible for over half of the foreign exchange impact. Revenue from our information offerings decreased 3.2% in the second quarter of 2015 and grew 9.4% on a constant currency basis over the same period. Revenue from our technology services offerings increased 33.3% in the second quarter of 2015 and grew 45.6% on a constant currency basis over the same period in the prior year. Constant currency growth in the Americas and EMEA (Europe, the Middle East, Africa, India, Sri Lanka and Bangladesh) regions contributed approximately 90% of our total revenue growth during the second quarter of 2015 compared to the same quarter of 2014. The constant currency increase in information offerings was driven by growth in all our geographies, with the largest contribution coming from EMEA. The constant currency increase in technology services revenue was primarily driven by increases in technology and applications offerings in the Americas and EMEA and workflow analytics offerings in EMEA.

Revenue for the three months ended June 30, 2015 included $110 million related to the Cegedim acquisition. Excluding the impact of the Cegedim acquisition, revenue decreased 4.6% in the second quarter of 2015 and increased 5.2% on a constant currency basis over the same period in the prior year. Also excluding the Cegedim acquisition, information offerings revenue declined 10.7% and increased 0.5% on a constant currency basis, while technology services revenue increased 3.8% and 11.7% on a constant currency basis in the second quarter of 2015 compared to the same quarter in the prior year.

Total revenue increased 5.1% to $1,374 million for the six months ended June 30, 2015 compared to $1,307 million in the same period in the prior year, and grew 15.9% on a constant currency basis, as the U.S. Dollar strengthened against most other currencies in which we transact business. The strengthening of the U.S. Dollar compared to the Euro was responsible for over half of the foreign exchange impact. Revenue from our information offerings decreased 5.1% in the first six months of 2015 and grew 6.2% on a constant currency basis over the same period. Revenue from our technology services offerings increased 19.6% in the first six months of 2015 and grew 29.5% on a constant currency basis over the same period in the prior year. Constant currency growth in the Americas and EMEA regions contributed approximately 90% of our total revenue growth during the first six months of 2015 compared to the same quarter of 2014. The constant currency increase in information offerings was driven by growth in all our geographies, with the largest contribution coming from EMEA. The constant currency increase in technology services revenue was driven by increases in technology and applications offerings in the Americas and EMEA and workflow analytics offerings in EMEA.

Revenue for the six months ended June 30, 2015 included $110 million related to the Cegedim acquisition. Excluding the impact of the Cegedim acquisition, revenue decreased 3.3% in the first six months of 2015 and increased 6.1% on a constant currency basis over the same period in the prior year. Also excluding the Cegedim acquisition, information offerings revenue declined 8.9% and increased 1.8% on a constant currency basis, while technology services revenue increased 4.6% and 12.2% on a constant currency basis in the first six months of 2015 compared to the same period in the prior year.

Operating Costs of Information, exclusive of Depreciation and Amortization

Operating costs of information offerings decreased $5 million, or 2.6%, in the three months ended June 30, 2015 compared to the same quarter in the prior year. Included in Operating costs of information for the second quarter of 2014 was $10 million of non-executive cash settled stock appreciation rights (“Phantom SARs”) compensation expense resulting from our Initial Public Offering (“IPO”) in April 2014. Excluding the favorable effect of foreign currency translation of $17 million, non-executive Phantom SARs compensation expense, non-cash stock-based compensation charges and restructuring and related charges, operating costs of information increased 15.5% in the second quarter of 2015 compared to the second quarter of 2014. The constant currency increase in operating costs of information was primarily due to an increase in compensation costs of approximately $15 million, largely due to the Cegedim acquisition, and data costs as we continue to invest in new data sources.

Operating costs of information offerings decreased $12 million, or 3.5%, in the six months ended June 30, 2015 compared to the same period in the prior year. Excluding the favorable effect of foreign currency translation of $30 million, non-executive Phantom SARs compensation expense of $10 million, non-cash stock-based compensation charges and restructuring and related charges, operating costs of information increased 10.9% in the first six months of 2015 compared to the first six months of 2014. The constant currency increase in operating costs of information was primarily due to an increase in data costs as we continue to invest in new data sources and compensation costs of approximately $17 million, largely due to the Cegedim acquisition.

Direct and Incremental Costs of Technology Services, exclusive of Depreciation and Amortization

Direct and incremental costs of technology services offerings grew $55 million, or 39.5%, in the three months ended June 30, 2015 compared to the same quarter in the prior year. Excluding the favorable effect of foreign currency translation of $17 million and non-cash stock-based compensation charges, direct and incremental costs of technology services grew 54.1% in the second quarter of 2015 compared to the second quarter of 2014. The constant currency increase in direct and incremental costs of technology services was driven primarily by increased compensation costs of $45 million, largely due to the Cegedim acquisition and to support the growth in our technology services offerings. Additionally, increases in professional fees of approximately $21 million, largely due to the Cegedim acquisition, and data costs directly related to technology services of approximately $8 million compared to the second quarter of 2014 contributed to the growth.

Direct and incremental costs of technology services offerings grew $57 million, or 20.7%, in the six months ended June 30, 2015 compared to the same period in the prior year. Excluding the favorable effect of foreign currency translation of $27 million and non-cash stock-based compensation charges, direct and incremental costs of technology services grew 32.6% in the first six months of 2015 compared to the first six months of 2014. The constant currency increase in direct and incremental costs of technology services was driven primarily by increased compensation costs of $52 million, largely due to Cegedim acquisition and to support the growth in our technology services offerings. Additionally, increases in professional fees of approximately $22 million, largely due to the Cegedim acquisition, and data costs directly related to technology services of approximately $10 million compared to the first six months of 2014 contributed to the growth.

Selling and Administrative Expenses, exclusive of Depreciation and Amortization

Selling and administrative expenses decreased $67 million, or 27.4%, in the three months ended June 30, 2015 compared to the same quarter in the prior year. Included in Selling and administrative expenses for the second quarter of 2014 was $72 million related to the termination of a management services agreement with affiliates of certain of our shareholders and $20 million of non-executive Phantom SARs compensation expense. Excluding the favorable effect of foreign currency translation of $20 million, sponsor monitoring fees, non-executive Phantom SARs compensation expense, non-cash stock-based compensation charges, acquisition-related charges and sponsor monitoring fees, selling and administrative expenses grew 31.2% in the second quarter of 2015 compared to second quarter of 2014. Selling and administrative expenses in constant currency reflected higher compensation expense of approximately $34 million and occupancy expense of approximately $7 million compared to the second quarter of 2014, both of which were almost entirely due to the Cegedim acquisition.

Selling and administrative expenses decreased $101 million, or 24.0%, in the six months ended June 30, 2015 compared to the same period in the prior year. Included in Selling and administrative expenses for the first six months of 2014 was $72 million related to the termination of the management services agreement with affiliates of certain of our shareholders and $20 million of non-executive Phantom SARs compensation expense. Excluding the favorable effect of foreign currency translation of $31 million, sponsor monitoring fees, non-executive Phantom SARs compensation expense, non-cash stock-based compensation charges, acquisition-related charges and sponsor monitoring fees, selling and administrative expenses grew 15.4% in the first six months of 2015 compared to the first six months of 2014. Selling and administrative expenses in constant currency reflected higher compensation expense of approximately $41 million and occupancy expense of approximately $6 million compared to the first six months of 2014, both of which were largely due to the Cegedim acquisition. Partially offsetting this increase was lower professional fees of approximately $9 million in the first six months of 2015.

Depreciation and Amortization

Depreciation and amortization expense decreased $34 million, or 28.9%, in the three months ended June 30, 2015 compared to the same quarter in the prior year. Depreciation and amortization expense decreased $45 million, or 20.2%, in the six months ended June 30, 2015 compared to the same period in the prior year. The decreases in both periods were primarily due to certain intangible assets becoming fully amortized during the first quarter of 2015, partially offset by additional depreciation and amortization expense related to the Cegedim acquisition of approximately $10 million.

Severance, Impairment and Other Charges

Severance, impairment and other charges for the three months ended June 30, 2015 were primarily comprised of $15 million of severance and $6 million of asset impairment and other charges. Severance, impairment and other charges for the six months ended June 30, 2015 were composed of $27 million of severance and $7 million of asset impairment and other charges. Severance, impairment and other charges for the three and six months ended June 30, 2014 were primarily comprised of $15 million of severance and $7 million for impaired leases for properties in the United States. See Severance, Impairment and Other Charges below for further information.

Operating Income (Loss)

Operating income (loss) was income of $96 million in the three months ended June 30, 2015, compared to a loss of $39 million in the same quarter in the prior year. Included in operating loss for 2014 was $72 million related to the termination of a management services agreement with affiliates of certain of our shareholders and $30 million of non-executive Phantom SARs compensation expense. The variance between periods was also due to higher revenues, lower depreciation and amortization expense related to purchase accounting adjustments and lower operating expenses as discussed above in the second quarter of 2015 compared to the prior year quarter. Operating income (loss) was income for the second quarter of 2015 in constant currency terms compared to a loss in the second quarter of 2014, resulting in a favorable variance of $152 million. Absent the impact of non-cash stock-based compensation charges, acquisition-related charges, restructuring and related charges, purchase accounting adjustments, sponsor monitoring fees and non-executive Phantom SARs compensation expense, operating income decreased 1.2% at reported foreign currency rates and increased 11.2% on a constant currency basis for the second quarter of 2015.

Operating income was $187 million in the six months ended June 30, 2015, an increase of $159 million, compared to the same period in the prior year. Included in operating income for 2014 was $72 million related to the termination of a management services agreement with affiliates of certain of our shareholders and $30 million of non-executive Phantom SARs compensation expense. The increase was also due to higher revenues, lower depreciation and amortization expense related to purchase accounting adjustments and lower operating expenses as discussed above in the first six months of 2015 compared to the prior year period. Operating income for the first six months of 2015 increased $190 million in constant currency terms compared to the first six months of 2014. Absent the impact of non-cash stock-based compensation charges, acquisition-related charges, restructuring and related charges, purchase accounting adjustments, sponsor monitoring fees and non-executive Phantom SARs compensation expense, operating income decreased 2.1% at reported foreign currency rates and increased 9.7% on a constant currency basis for the first six months of 2015.

Trends in Operating Margins

Operating margins improved to 12.9% for the three months ended June 30, 2015 from (5.9%) for the three months ended June 30, 2014. Margins in both periods were negatively impacted by the effects of foreign currency translation, non-cash stock-based compensation charges, acquisition-related charges, restructuring and related charges and purchase accounting adjustments and margins in 2014 were negatively impacted by non-executive Phantom SARs compensation expense and sponsor monitoring fees. Excluding the effects of foreign currency translation and these charges, operating margins were 23.2% and 25.8% in the second quarter of 2015 and 2014, respectively. The year over year decrease in operating margin was primarily due to the lower profitability of the acquired Cegedim businesses.

Operating margins improved to 13.6% for the six months ended June 30, 2015 from 2.2% for the six months ended June 30, 2014. Margins in both periods were negatively impacted by the effects of foreign currency translation, non-cash stock-based compensation charges, acquisition-related charges, restructuring and related charges and purchase accounting adjustments and margins in 2014 were negatively impacted by non-executive Phantom SARs compensation expense and sponsor monitoring fees. Excluding the effects of foreign currency translation and these charges, operating margins were 24.9% and 26.1% in the first six months of 2015 and 2014, respectively. The year over year decrease in operating margin was primarily due to the lower profitability of the businesses we acquired from Cegedim.

Non-Operating Loss, net

Non-operating loss, net was $36 million in the three months ended June 30, 2015, a decrease of $284 million compared to the same quarter in the prior year. Interest expense, net of interest income, was $7 million lower than in the second quarter of 2014, primarily due to the redemption of our 12.5% senior notes and senior PIK notes in April 2014. Additionally, the hedge of non-U.S. dollar anticipated royalties resulted in $6 million gain in the second quarter of 2015 compared to an almost $1 million loss in the second quarter of 2014. Included in the non-operating loss for the second quarter of 2014 was a $151 million payment of a make-whole premium and $68 million for the write-off of debt issuance costs and discounts, both of which were related to the redemption of our 12.5% senior notes and senior PIK notes in April 2014, and $49 million related to the remeasurement of our Venezuelan Bolívar account balances. See Note 5 to our Condensed Consolidated Financial Statements for further information on the remeasurement of our Venezuelan Bolívar account balances.

Non-operating loss, net was $69 million in the six months ended June 30, 2015, a decrease of $355 million compared to the same period in the prior year. Interest expense, net of interest income, was $57 million lower than in the first six months of 2014, primarily due to the redemption of our 12.5% senior notes and senior PIK notes in April 2014. Included in the non-operating loss for the first six months of 2015 was a $7 million charge related to the remeasurement of our Venezuelan Bolívar account balances compared to a $49 million charge in the first six months of 2014. Additionally, the hedge of non-U.S. dollar anticipated royalties resulted in a $13 million gain in the first six months of 2015 compared to a less than $1 million gain in the first six months of 2014. Also included in the non-operating loss for the first six months of 2014 was a $151 million payment of a make-whole premium and $68 million for the write-off of debt issuance costs and discounts, both of which were related to the redemption of our 12.5% senior notes and senior PIK notes in April 2014, and $13 million of debt extinguishment losses and third-party fees related to the 2014 amendment of our senior secured credit facilities.

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

We recorded a provision for income taxes of $13 million and a benefit from income taxes of $139 million for the three months ended June 30, 2015 and 2014, respectively, which resulted in an effective tax rate expense of 22.2% and benefit of 38.8%, respectively. The effective tax rate expense for the three months ended June 30, 2015 was favorably impacted as a result of profits generated in non-U.S. tax jurisdictions with lower tax rates than the U.S. statutory tax rate. The effective tax rate benefit for the three months ended June 30, 2014 was primarily due to a significant amount of deductible expenses in the United States related to the redemption of our 12.5% senior notes and senior PIK notes, the termination of the management services agreement with affiliates of the Sponsors and non-executive Phantom SARs compensation expense. In addition, the effective tax rate benefit for the three months ended June 30, 2014 was impacted as a result of profits generated in non-U.S. tax jurisdictions with lower tax rates than the U.S. statutory tax rate and by deferred U.S. income tax expense related to non-U.S. earnings net of associated tax credits.

We recorded a benefit for income taxes of $227 million and $152 million for the six months ended June 30, 2015 and 2014, respectively, which resulted in effective tax rate benefits of 192.2% and 38.4% respectively. The effective tax rate benefit for the six months ended June 30, 2015 was favorably impacted as a result of profits generated in non-U.S. tax jurisdictions with lower tax rates than the U.S. statutory tax rate. Historically, we provided deferred taxes with respect to all of our non-U.S. subsidiaries’ unremitted earnings. The tax benefit for the six months ended June 30, 2015 was also favorably impacted as a result of changing our assertion related to our earnings and asserting that the unremitted earnings of our non-U.S. subsidiaries related to prior years, as well as those related to 2015 will be indefinitely reinvested outside the United States. As a result of this change in assertion, we reversed a previously established deferred tax liability of $256 million as a discrete benefit to the first quarter of 2015. We have the intent and ability to indefinitely reinvest our non-U.S. subsidiaries’ unremitted earnings outside the United States as these earnings are no longer expected to be repatriated to the United States to meet our U.S. cash needs. Further, we intend to reinvest the non-U.S. earnings in the growth of our non-U.S. businesses. If the $256 million discrete benefit related to the change in assertion was not recorded in the first quarter of 2015, the effective tax rate would have been 25.2% for the six months ended June 30, 2015. The effective tax rate benefit of 38.4% for the six months ended June 30, 2014 was primarily impacted by a significant amount of deductible expenses in the United States related to the redemption of our 12.5% senior notes and senior PIK notes, the termination of the management services agreement with affiliates of the Sponsors and non-executive Phantom SARs compensation expense. In addition, the tax rate benefit for the six months ended June 30, 2014 was impacted as a result of profits generated in non-U.S. tax jurisdictions with lower tax rates than the U.S. statutory tax rate and by deferred U.S. income tax expense related to non-U.S. earnings net of associated tax credits.

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

The following represents selected geographic information for the regions in which we operate.

(in millions)	Americas(1)	EMEA(2)	Asia Pacific(3)	Corporate & Other	Total
Three Months Ended June 30,
2015
Revenue(4)	$330	$302	$110	$—	$742
Operating income (loss)(5)	50	58	28	(40)	96
2014
Revenue(4)	$296	$261	$105	$—	$662
Operating income (loss)(5)	55	76	33	(203)	(39)

Six Months Ended June 30,
2015
Revenue(4)	$623	$534	$217	$—	$1,374
Operating income (loss)(5)	115	113	66	(107)	187

2014
Revenue(4)	$583	$509	$215	$—	$1,307
Operating income (loss)(5)	132	142	70	(316)	28

In April 2015, we realigned our regional reporting so that India, Sri Lanka and Bangladesh are included in EMEA. Previously, these countries had been included in the Asia Pacific region. Additionally in 2015, we made changes to our geographic reporting classifications to move some functions out of Corporate and Other and into the other regions. As a result of these changes, reclassifications of prior years’ geographic financial information were made to conform to the current year presentation. The reclassifications did not change previously reported condensed consolidated results of operations.

(1)

Our Americas region includes the United States, Canada and Latin America. Revenue in the United States was $278 million and $237 million for the second quarters of 2015 and 2014, respectively, and $523 million and $469 million for the first six months of 2015 and 2014, respectively.

(2)	Our EMEA region includes countries in Europe, the Middle East and Africa and the countries of India, Sri Lanka and Bangladesh.
(3)

Our Asia Pacific region includes Japan, Australia and other countries in the Asia Pacific region, excluding India, Sri Lanka and Bangladesh. Revenue in Japan was $59 million and $61 million for the second quarters of 2015 and 2014, respectively, and $123 million and $130 million for the first six months of 2015 and 2014, respectively.

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

(in millions)	Americas	EMEA	Asia Pacific
Three Months Ended June 30,
2015	$19	$4	$5
2014	32	23	10
Six Months Ended June 30,
2015	46	18	13
2014	63	45	20

Americas Region

Revenue in the Americas region grew 11.3% in the three months ended June 30, 2015 compared to the same quarter in the prior year. On a constant currency basis, revenue grew 16.2% in the second quarter of 2015 compared to the second quarter of 2014. Revenue in the Americas region grew 6.9% in the six months ended June 30, 2015 compared to the same period in the prior year. On a constant currency basis, revenue grew 11.2% in the first six months of 2015 compared to the first six months of 2014. Revenues for both the three and six months ended June 30, 2015 were positively impacted by the Cegedim acquisition. Technology and applications offerings within technology services accounted for the majority of the growth for both the three and six months ended June 30, 2015, largely driven by the United States.

Operating income in the Americas region decreased 9.4% in the three months ended June 30, 2015 compared to the same quarter in the prior year. On a constant currency basis, operating income grew 2.0% in the second quarter of 2015 compared to the second quarter of 2014. The increase in constant currency operating income in the second quarter of 2015 was a result of revenue growth, partially offset by increases in operating expenses of $46 million to support the revenue growth in the region. Excluding $12 million of non-executive Phantom SARS compensation expense and $7 million impairment of a leased property included in the second quarter of 2014, operating expenses grew $65 million. Operating income in the Americas region decreased 13.1% in the six months ended June 30, 2015 compared to the same period in the prior year. On a constant currency basis, operating income decreased 4.7% in the first six months of 2015 compared to the first six months of 2014. The decrease in constant currency operating income in the first six months of 2015 was a result of increases in operating expenses of $70 million to support the revenue growth in the region, partially offset by the revenue growth. Excluding $12 million of non-executive Phantom SARS compensation expense and $7 million impairment of a leased property included in the first six months of 2014, operating expenses grew $89 million.

EMEA Region

Revenue in the EMEA region grew 15.9% in the three months ended June 30, 2015 compared to the same quarter in the prior year. On a constant currency basis, revenue grew 37.4% in the second quarter of 2015 compared to the second quarter of 2014. Revenue in the EMEA region grew 4.8% in the six months ended June 30, 2015 compared to the same period in the prior year. On a constant currency basis, revenue grew 23.0% in the first six months of 2015 compared to the first six months of 2014. Revenues for both the three and six months ended June 30, 2015 were positively impacted by the Cegedim acquisition. The constant currency increase in revenue in EMEA for both the three and six months ended June 30, 2015 was primarily the result of strong growth in our technology and applications and work flow analytics offerings within technology services, as well as solid growth in information offerings.

Operating income in the EMEA region declined 23.3% in the three months ended June 30, 2015 compared to the same quarter in the prior year. On a constant currency basis, operating income increased 0.1% in the second quarter of 2015 compared to the second quarter of 2014. The small increase in constant currency operating income in the second quarter of 2015 was a result of strong revenue growth in the region, almost entirely offset by increases in operating expenses of $95 million to support the revenue growth. Excluding $10 million of non-executive Phantom SARS compensation expense included in the second quarter of 2014, operating expenses grew $105 million. Operating income in the EMEA region declined 20.0% in the six months ended June 30, 2015 compared to the period in the prior year. On a constant currency basis, operating income increased 3.3% in the first six months of 2015 compared to the first six months of 2014. The increase in constant currency operating income in the first six months of 2015 was a result of strong revenue growth in the region, partially offset by increases in operating expenses of $110 million to support the revenue growth. Excluding $10 million of non-executive Phantom SARS compensation expense included in the first six months of 2014, operating expenses grew $120 million.

Asia Pacific Region

Revenue in the Asia Pacific region grew 4.5% in the three months ended June 30, 2015 compared to the same quarter in the prior year. On a constant currency basis, revenue grew 16.6% in the second quarter of 2015 compared to the second quarter of 2014. Revenue in the Asia Pacific region grew 1.0% in the six months ended June 30, 2015 compared to the same period in the prior year. On a constant currency basis, revenue grew 11.9% in the first six months of 2015 compared to the first six months of 2014. The constant currency increase in revenue for both the three and six months ended June 30, 2015 was primarily the result of strong growth in our technology and applications and work flow analytics offerings within technology services, led by Japan.

Operating income in the Asia Pacific region declined 17.1% in the three months ended June 30, 2015 compared to the same quarter in the prior year. On a constant currency basis, operating income grew 0.6% in the second quarter of 2015 compared to the second quarter of 2014. The increase in constant currency operating income in the second quarter of 2015 was primarily a result of the revenue increase, which was almost entirely offset by increases in operating expenses of $17 million. Operating income in the Asia Pacific region declined 6.4% in the six months ended June 30, 2015 compared to the same period in the prior year. On a constant currency basis, operating income grew 11.6% in the first six months of 2015 compared to the first six months of 2014. The increase in constant currency operating income in the first six months of 2015 was primarily a result of the revenue increase, partially offset by increases in operating expenses of $17 million.

How Exchange Rates Affect our Results

We operate globally, deriving a significant portion of our operating income from non-U.S. operations. As a result, fluctuations in the value of foreign currencies in which we transact business relative to the U.S. Dollar may increase the volatility of U.S. Dollar operating results. We enter into foreign currency forward contracts to partially offset the effect of currency fluctuations and the impact of these forward contracts is reflected in Other income (loss), net on the Condensed Consolidated Statements of Comprehensive Income (Loss). Foreign currency translation decreased our U.S. Dollar revenue growth by approximately 12.6 percentage points in the second quarter of 2015 and 10.8 percentage points in the first six months of 2015 and increased our operating income decline by 5.9 percentage points in the second quarter of 2015 and decreased our operating income growth by 431.2 percentage points for the first six months of 2015.

Non-U.S. monetary assets are maintained in currencies other than the U.S. Dollar, principally the Swiss Franc, Euro and the Japanese Yen, and as such, the reported values of these assets may be significantly affected by fluctuations in foreign exchange rates. At June 30, 2015, the Swiss Franc, Euro and Japanese Yen exchange rates were weaker against the U.S. Dollar compared to December 31, 2014. Where monetary assets are held in the functional currency of the local entity, changes in the value of these currencies relative to the U.S. Dollar are reflected in accumulated other comprehensive income in the Condensed Consolidated Statements of Financial Position. The effect of exchange rate changes, which included the charges taken for our Venezuelan operations in both years, decreased the U.S. Dollar amount of cash and cash equivalents by $9 million and $39 million during the first six months of 2015 and 2014, respectively.

Liquidity and Capital Resources

We fund our liquidity needs for capital investment, working capital, and other financial commitments through cash flow from operations and our Senior Secured Credit Facilities (as defined below). At June 30, 2015, cash and cash equivalents were $348 million and our total indebtedness was $4,193 million. Additionally, we had $283 million available for borrowing under our Senior Secured Credit Facility. In addition to operating cash flows, other factors that affect our overall management of liquidity include capital expenditures, software development costs, acquisitions, debt service requirements, adequacy of our revolving credit facility and access to the capital markets.

In April 2014, we completed our IPO and raised net proceeds of approximately $987 million. Substantially all of the proceeds from the IPO, borrowings under new term loans and our existing revolving credit facility and cash on hand were used to (i) fund the redemption of our 12.5% senior notes and senior PIK notes and pay related fees and expenses, (ii) pay $30 million to holders of Phantom SARs and (iii) pay $72 million to terminate our management services agreement with affiliates of certain of our shareholders.

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

•	principal and interest payments of approximately $204 million;
•

development of software to be used in our new products and capital expenditures of $165 million to $175 million, which includes a preliminary estimate of Cegedim’s forecasted spending, to expand and upgrade our information technology capabilities and to equip facilities to house our business;

•	payments of approximately $33 million related to our employee severance plans;
•	pension and other postretirement benefit plan contributions of approximately $11 million;
•	acquisitions and potential payments for contingent consideration; and
•	share repurchases.

Cash Flows

Cash and cash equivalents decreased $42 million to $348 million at June 30, 2015 compared to $390 million at December 31, 2014. The decrease reflects cash used in investing activities of $451 million and a decrease in cash of $9 million due to the effect of exchange rate changes, partially offset by cash provided by operating activities of $215 million and cash provided by financing activities of $203 million.

Net cash provided by operating activities amounted to $215 million for the six months ended June 30, 2015 compared to cash used of $229 million for the six months ended June 30, 2014. Cash flows from operating activities for the first six months of 2015 reflects higher cash-related net income of $281 million and favorable working capital movements of $141 million, primarily due to lower interest payments in 2015 and the timing of other payments and the collection of receivables, partially offset by higher severance payments in 2015. Cash flows from operating activities for the first six months of 2014 included $72 million paid to terminate the management services agreement, $151 million in make-whole premiums related to the repayment of our 12.5% senior notes and senior PIK notes and $30 million paid to the holders of the outstanding Phantom SARs. Interest paid was $95 million lower in the first six months of 2015, primarily due to the redemption of our 12.5% senior notes and senior PIK notes in conjunction with our IPO in April 2014, as well as lower interest paid under Term B loans.

Net cash used in investing activities amounted to $451 million for the six months ended June 30, 2015, an increase in cash used of $315 million compared to the six months ended June 30, 2014. The increase is primarily due to higher payments for acquisitions in 2015, including the Cegedim acquisition, partially offset by lower capital expenditures in the first six months of 2015 as 2014 included the purchase of an office building in India, and a premium paid for the interest rate caps purchased in April 2014.

Net cash provided by financing activities amounted to $203 million for the six months ended June 30, 2015, compared to net cash used of $56 million for the six months ended June 30, 2014. Cash flows from financing activities for the first six months of 2015 is primarily comprised of the issuance of the 4.125% Senior Notes in March 2015 and additional term loans resulting from the 2015 Amendment to our Senior Secured Credit Facilities in May 2015 and proceeds from equity plan activity, partially offset by the repurchase of our common stock. Cash flows from financing activities for the first six months of 2014 was primarily comprised of the repayment of our 12.5% senior notes and senior PIK notes and the payment of debt amendment fees related to the 2014 Amendment (as defined below), partially offset by the net proceeds received from the IPO, proceeds from the issuance of Term A loans and higher net borrowings under our revolving credit facility in 2014.

Share Repurchases

On May 3, 2015, our board of directors authorized a $300 million common stock repurchase program. In connection with that program, on May 12, 2015, we purchased 11.1 million shares of our common stock having an aggregate value of approximately $300 million at $27.0875 per share. To fund the share repurchase, we entered into the 2015 Amendment (as defined below) that provided us with $200 million in additional term loan borrowings and utilized borrowings from our revolving credit facility and available cash. See Note 8 to our Condensed Consolidated Financial Statements for additional information.

Debt

At June 30, 2015, our principal amount of debt outstanding totaled $4,214 million. Management does not believe that this level of debt poses a material risk to us due to the following factors:

•	in the last two calendar years combined, we have generated strong net cash provided by operating activities of $524 million;
•	at June 30, 2015, we had $348 million in worldwide cash and cash equivalents; and
•	at June 30, 2015, we had a $500 million revolving credit facility, of which $283 million was unused.

The following table summarizes our debt at the dates indicated:

	June 30,	December 31,
(in millions)	2015	2014
Senior Secured Credit Facilities:
Senior Secured Term A Loan due 2019—USD LIBOR at average floating rates of 2.53%	$496	$307
Senior Secured Term A Loan due 2019—EUR LIBOR at average floating rates of 2.25%	142	158
Senior Secured Term B Loan due 2021—USD LIBOR at average floating rates of 3.50%	1,726	1,735
Senior Secured Term B Loan due 2021—EUR LIBOR at average floating rates of 3.75%	825	901
Revolving Credit Facility due 2019:
U.S. Dollar denominated borrowings—USD LIBOR at average floating rates of 2.72%	217	215
4.125% Senior Notes due 2023 - Euro denominated	308	—
6.00% Senior Notes due 2020 - U.S. Dollar denominated	500	500
Principal Amount of Debt	4,214	3,816
Less: Unamortized Discounts	(21)	(23)
Total Debt	$4,193	$3,793

Senior Secured Credit Facilities

In May 2015, IMS Health Incorporated (“IMS Health”), our indirect wholly-owned subsidiary, entered into an amendment (the “2015 Amendment”) to the Third Amended and Restated Credit and Guaranty Agreement, dated as of March 17, 2014, among IMS Health, IMS AG and IMS Japan K.K., as co-borrowers, Healthcare Technology Intermediate Holdings, Inc., Bank of America, N.A. and the other lenders party thereto (as amended by the 2015 Amendment, the “Credit Agreement” and, together with the related security and other documents for the senior secured term loan facilities and the senior secured revolving facility, the “Senior Secured Credit Facilities”). The 2015 Amendment increased outstanding commitments under our existing Term A loans by $200 million. The proceeds from the additional term loans were used to fund a portion of our repurchase of our common shares. See Note 8 for further information on the share repurchase. As a result of the 2015 Amendment, we incurred $2 million of third party fees, which will be amortized as a component of interest expense.

In March 2014, IMS Health and certain of its subsidiaries, as co-borrowers, entered into an amendment (the “2014 Amendment”) to the Second Amended and Restated Credit and Guaranty Agreement, dated as of October 24, 2012. The 2014 Amendment added commitments in respect of new Term A loans (the “New Term Loans”) in the aggregate dollar equivalent amount of $500 million, increased outstanding commitments under the revolving credit facility to $500 million, modified certain interest rates and covenants and made additional modifications to the then outstanding senior secured credit facilities. The New Term Loans were funded in April 2014 concurrent with our IPO. The New Term Loans and revolving credit facility mature in March 2019, while the Term B loans mature in March 2021. As a result of the 2014 Amendment, we recorded $11 million of debt extinguishment losses and $2 million of third party fees in Other income (loss), net during the six months ended June 30, 2014.

IMS Health is required to make scheduled quarterly payments on the Term A loans at rates that vary from 1.25% to 2.50% of the original principal amount of the term loans, with the remaining balance paid at maturity. Additionally, IMS Health is required to make scheduled quarterly payments on the Term B loans equal to approximately 0.25% of the original principal amount of the term loans, with the remaining balance paid at maturity. IMS Health is also required to pay an annual commitment fee that ranges from 0.30% to 0.40% in respect of any unused commitments under the revolving credit facility.

At June 30, 2015, IMS Health, IMS AG and IMS Japan K.K., as co-borrowers, had an aggregate $500 million revolving credit facility, of which $283 million was unused. The Senior Secured Credit Facilities are secured by a security interest in substantially all of Healthcare Technology Intermediate Holdings, Inc.’s, IMS Health’s and the U.S. subsidiary guarantors’ tangible and intangible assets, including the stock of IMS Health and certain of IMS Health’s U.S. restricted subsidiaries and a portion of the stock of IMS Health’s non-U.S. restricted subsidiaries directly owned by Healthcare Technology Intermediate Holdings, Inc., IMS Health or a U.S.

subsidiary guarantor. In addition, the obligations of IMS AG are guaranteed by certain of its Swiss restricted subsidiaries and are secured by certain assets of IMS AG and the Swiss guarantors, including the stock of the Swiss guarantors, and the obligations of IMS Japan K.K. are secured by certain of its assets. There have been no borrowings by IMS Japan K.K. to date.

Senior Notes

In anticipation of the Cegedim acquisition, IMS Health issued €275 million aggregate principal amount of its 4.125% Senior Notes due in April 2023 on March 30, 2015. The proceeds, along with cash on hand, were used on April 1, 2015, to fund the Cegedim acquisition and pay fees and expenses of $4 million in connection with the debt offering. Interest on the 4.125% Senior Notes is payable semi-annually each year, commencing on October 1, 2015. The 4.125% Senior Notes are guaranteed on a senior unsecured basis by IMS Health’s wholly-owned domestic subsidiaries that are guarantors under the Senior Secured Credit Facilities. We may redeem the 4.125% Senior Notes, in whole or in part, at any time prior to April 1, 2018 at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium.  On or after April 1, 2018, we may redeem all or a portion of the 4.125% Senior Notes at predetermined redemption prices set forth in the indenture governing the 4.125% Senior Notes plus accrued and unpaid interest to the date of redemption.

In addition to the 4.125% Senior Notes, IMS Health has $500 million aggregate principal amount of 6% Senior Notes due in November 2020 (the “6% Senior Notes”) outstanding. Interest is payable semi-annually each year. The 6% Senior Notes are guaranteed on a senior unsecured basis by IMS Health’s wholly-owned domestic subsidiaries that are guarantors under the Senior Secured Credit Facilities. We may redeem the 6.0% Senior Notes, in whole or in part, at any time prior to November 1, 2015 at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium. On or after November 1, 2015, we may redeem all or a portion of the 6% Senior Notes at predetermined redemption prices set forth in the indenture governing the 6% Senior Notes plus accrued and unpaid interest to the date of redemption.

Other

In connection with our IPO in April 2014, we redeemed our 12.5% senior notes and senior PIK notes and incurred a loss on extinguishment of debt of $219 million in the second quarter of 2014, consisting of a payment of make-whole premiums of $151 million and the write-off of $68 million of debt issuance costs and discounts.

The Senior Secured Credit Facilities and the indentures for the 4.125% Senior Notes and 6% Senior Notes provide for certain covenants and events of default customary for similar instruments, including a covenant not to exceed a specified ratio of consolidated senior secured net indebtedness to Consolidated EBITDA, as defined in the Credit Agreement, and a covenant to maintain a specified minimum interest coverage ratio. If an event of default occurs under any of our or our subsidiaries’ financing arrangements, the creditors under such financing arrangements will be entitled to take various actions, including the acceleration of amounts due under such arrangements, and in the case of the lenders under the revolving credit facility and New Term Loans, other actions permitted to be taken by a secured creditor. At June 30, 2015, we were in compliance with the financial covenants under our financing arrangements.

Severance, Impairment and Other Charges

As a result of ongoing cost reduction efforts, we recorded severance charges consisting of global workforce reductions to streamline our organization. The following table sets forth the activity in our severance-related reserves for the six months ended June 30, 2015:

(in millions)	2015 Plan(1)	2013 and 2014 Plans(2)
Balance at December 31, 2014	$—	$18
Charges	27	—
Cash payments	(5)	(11)
Balance at June 30, 2015	$22	$7
(1)

In the first quarter of 2015, we implemented a restructuring plan (the “2015 Plan”) and recorded a pre-tax severance charge of $12 million. In the second quarter of 2015, we recorded an additional pre-tax severance charge of $15 million. We anticipate that there may be further charges recorded under the 2015 plan during the balance of fiscal year 2015. We expect that cash outlays related to the 2015 Plan will be substantially complete by the end of 2016.

(2)

In December 2013, we implemented a restructuring plan (the “2013 Plan”) and recorded a pre-tax severance charge of $12 million. In May 2014, we implemented a restructuring plan (the “2014 Plan”) and recorded pre-tax severance charges of $15 million. An additional $7 million was recorded over the balance of the year. We expect that cash outlays related to the 2013 and 2014 Plans will be substantially complete by the end of 2016.

Other charges

During the six months ended June 30, 2015, we recorded impairment charges of $7 million, $6 million of which was recorded in the second quarter of 2015. The $7 million charge is primarily comprised of the write-off of the value of computer software that was no longer in use and contract-related charges for which we will not realize any future economic benefits.

During the three and six months ended June 30, 2014, we recorded impairment charges of $10 million, of which $7 million related to impaired leases for properties in the United States and $3 million for the write-down of certain assets and contract-related charges for which we will not realize any future economic benefits.

Contingencies

We are exposed to certain known contingencies that are material to our investors. The facts and circumstances surrounding these contingencies and a discussion of their effect on us are included in Note 11 to our Condensed Consolidated Financial Statements. These contingencies may have a material effect on our liquidity, capital resources or results of operations. In addition, even where our reserves are adequate, the incurrence of any of these liabilities may have a material effect on our liquidity and the amount of cash available to us for other purposes.

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

Contractual Obligations

Following the issuance of our 4.125 % Senior Notes and the 2015 Amendment to our Credit Agreement, our future scheduled debt principal payments and estimated interest payments, based on rates as of June 30, 2015, are $102 million for the remainder of 2015, $446 million for 2016-2017, $1,100 million for 2018-2019 and $3,297 million thereafter.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our quantitative and qualitative disclosures about market risk during the six months ended June 30, 2015 as compared to the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the year ended December 31, 2014, except as discussed below.

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

In 2014, the Venezuelan government significantly expanded the use of the Supplementary Foreign Currency Administration System (“SICAD”) I exchange market and created a third exchange market called SICAD II, which we utilized to remeasure our Venezuelan Bolívar account balances beginning on June 30, 2014. As a result of the change to the SICAD II rate from the official exchange rate, we recorded a pre-tax charge of $49 million to foreign exchange loss within Other income (loss), net in the second quarter of 2014. In February 2015, the Venezuelan government announced that the SICAD II market would no longer be available, and a new foreign exchange market system ("SIMADI") was created. SIMADI has exchange rates significantly less favorable than SICAD II. As a result of the change to the SIMADI rate, we recorded a pre-tax charge of $7 million to foreign exchange loss within Other income (loss), net in the first quarter of 2015. At June 30, 2015, the SIMADI rate was approximately 197 Bolívars to one U.S. Dollar. The net assets held and revenue generated by our Venezuelan subsidiaries were not material to our consolidated results as of June 30, 2015. We will continue to monitor any future impact of these mechanisms on the exchange rate we use to remeasure our Venezuelan subsidiaries financial statements.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

On April 1, 2015, the Company completed the acquisition of certain customer relationship management and strategic data businesses of Cegedim, SA (“Cegedim”). Management considers this transaction to be material to the Company’s condensed consolidated financial statements. The Company intends to evaluate Cegedim’s internal controls and, if necessary, make any changes that it believes to be appropriate to those internal controls as the Company integrates the acquired business. Management intends to exclude the internal controls of Cegedim in its annual assessment of the effectiveness of the Company’s internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2015. This exclusion is in accordance with the general guidance issued by the Securities and Exchange Commission that an assessment of a recent business combination may be omitted from management’s report on internal control over financial reporting in the first year of consolidation.

(b)	Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Information in response to this Item is incorporated by reference to the information set forth under the heading “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Additionally, see Note 11, Contingencies, to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs (1)
	(in millions, except per share data)
April 1, 2015 – April 30, 2015	—	—	—	—
May 1, 2015 – May 31, 2015	11.1	$27.0875	11.1	—
June 1, 2015 – June 30, 2015	—	—	—	—
Total	11.1	$27.0875	11.1	—

(1)

On May 3, 2015, the Board of Directors authorized a $300 million common stock repurchase program. As of May 12, 2015, the program was completed. See Note 8 to our Condensed Consolidated Financial Statements for further details.

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

101*

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Statements of Financial Position, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statement of Shareholders’ Equity, and (v) Notes to Condensed Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on August 4, 2015.

IMS HEALTH HOLDINGS, INC.

/s/ Ronald E. Bruehlman
Ronald E. Bruehlman Senior Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)