Form 10-Q
period 2015-09-30
IMS Health Holdings, Inc.
filed 2015-11-04
CIK 1595262

‘

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	328,591,772 shares outstanding as of October 27, 2015

IMS HEALTH HOLDINGS, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IMS HEALTH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(unaudited)

	September 30,	December 31,
(in millions, except per share data)	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$394	$390
Restricted cash	22	24
Accounts receivable, net	449	330
Other current assets	330	270
Total Current Assets	1,195	1,014
Property, plant and equipment, at cost	333	291
Less accumulated depreciation	(164)	(138)
Property, plant and equipment, net	169	153
Computer software, net	292	258
Goodwill	3,559	3,417
Other identifiable intangibles, net	2,269	2,142
Other assets	172	166
Total Assets	$7,656	$7,150

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$175	$87
Accrued and other current liabilities	548	481
Current portion of long-term debt	59	50
Deferred revenues	201	167
Total Current Liabilities	983	785
Postretirement and postemployment benefits	111	95
Long-term debt	4,216	3,743
Deferred tax liability	670	904
Other liabilities	87	81
Total Liabilities	6,067	5,608

Commitments and Contingencies (Note 11)

Shareholders’ Equity:
Common Stock, $0.01 par value, 700.0 shares authorized, 340.5 and 335.6 shares issued at September 30, 2015 and December 31, 2014, respectively	3	3
Capital in excess of par	2,038	1,975
Retained earnings (Accumulated deficit)	179	(209)
Treasury stock, at cost, 11.9 and 0.8 shares at September 30, 2015 and December 31, 2014, respectively	(310)	(10)
Accumulated other comprehensive loss	(321)	(217)
Total Shareholders’ Equity	1,589	1,542
Total Liabilities and Shareholders’ Equity	$7,656	$7,150

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

IMS HEALTH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2015	2014	2015	2014
Revenue	$735	$656	$2,109	$1,963
Information	373	382	1,101	1,149
Technology services	362	274	1,008	814
Operating costs of information, exclusive of depreciation and amortization	167	164	493	502
Direct and incremental costs of technology services, exclusive of depreciation and amortization	195	147	528	423
Selling and administrative expenses, exclusive of depreciation and amortization	181	139	498	557
Depreciation and amortization	87	109	264	331
Severance, impairment and other charges	16	4	50	29
Operating Income	89	93	276	121
Interest income	—	1	1	3
Interest expense	(44)	(43)	(124)	(181)
Other income (loss), net	6	7	16	(281)
Non-Operating Loss, Net	(38)	(35)	(107)	(459)
Income (loss) before income taxes	51	58	169	(338)
(Provision for) benefit from income taxes	(8)	(11)	219	141
Net Income (Loss)	$43	$47	$388	$(197)

Earnings (Loss) per Share Attributable to Common Shareholders:
Basic	$0.13	$0.14	$1.17	$(0.63)
Diluted	$0.13	$0.14	$1.14	$(0.63)
Weighted-Average Common Shares Outstanding:
Basic	328.5	332.1	331.9	314.1
Diluted	336.1	342.3	340.4	314.1

Comprehensive Income (Loss):
Net Income (Loss)	$43	$47	$388	$(197)
Cumulative translation adjustment (net of taxes of $(8) and $(12) for the three months ended and $(29) and $(22) for the nine months ended, respectively)	$(40)	$(115)	$(94)	$(78)
Unrealized (losses) gains on derivatives (net of taxes of $1 and $(5) for the three months ended and $— and $(4) for the nine months ended, respectively)	(1)	7	—	(8)
(Gains) losses on derivative instruments, reclassified into earnings (net of taxes of $2 and $— for the three months ended and $7 and $— for the nine months ended, respectively)	(5)	1	(13)	1
Postretirement and postemployment adjustments (net of taxes of $(1) and $— for the three months ended and $(1) and $— for the nine months ended, respectively)	3	—	3	—
Other Comprehensive Loss	$(43)	$(107)	$(104)	$(85)
Total Comprehensive Income (Loss)	$—	$(60)	$284	$(282)

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

IMS HEALTH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
(in millions)	2015	2014
Cash Flows from Operating Activities:
Net Income (Loss)	$388	$(197)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Depreciation and amortization	264	331
Loss on extinguishment of debt	—	79
Deferred income taxes	(286)	(197)
Non-cash stock-based compensation charges	19	52
Non-cash (gains) losses on derivative instruments	(16)	6
Non-cash amortization of debt original issue discount and debt issuance costs	7	15
Loss on Venezuela remeasurement	7	49
Excess tax benefits from stock-based compensation	(19)	—
Other	3	1
Change in assets and liabilities, excluding effects from acquisitions and dispositions:
Net decrease (increase) in accounts receivable	28	(1)
Net increase in other current assets	(10)	(32)
Net increase (decrease) in accounts payable	9	(10)
Net decrease in accrued and other current liabilities	(67)	(100)
Net increase in deferred revenues	5	6
Increase in pension assets (net of liabilities)	(5)	(12)
Increase in other long-term assets (net of long-term liabilities)	(1)	(27)
Net Cash Provided by (Used in) Operating Activities	326	(37)

Cash Flows from Investing Activities:
Capital expenditures	(29)	(59)
Additions to computer software	(87)	(70)
Payments for acquisitions of businesses, net of cash acquired	(466)	(58)
Purchase of interest rate caps	—	(21)
Other investing activities, net	—	1
Net Cash Used in Investing Activities	(582)	(207)

Cash Flows from Financing Activities:
Borrowings under revolving credit facility	427	579
Repayments of revolving credit facility	(330)	(307)
Proceeds from issuance of debt	496	499
Repayments of debt	(42)	(1,770)
Debt issuance costs and amendment fees	(7)	(22)
Contingent consideration and deferred purchase price payments	(5)	(28)
Proceeds from equity plan activity	25	1
Payments for treasury stock	(300)	(3)
Excess tax benefits from stock-based compensation	19	—
Proceeds from initial public offering, net of costs	—	987
Other financing activities	—	(1)
Net Cash Provided by (Used in) Financing Activities	283	(65)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(23)	(62)
Increase (Decrease) in Cash and Cash Equivalents	4	(371)
Cash and Cash Equivalents, Beginning of Period	390	725
Cash and Cash Equivalents, End of Period	$394	$354

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

IMS HEALTH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

(in millions)	Shares Common Stock	Shares Treasury Stock	Common Stock	Treasury Stock	Capital in Excess of Par	Retained Earnings (Accumulated Deficit)	Cumulative Translation Adjustment	Unrealized Gains on Derivative Instruments	Gains on Derivative Instruments Reclassified into Earnings	Unamortized Postretirement and Postemployment Adjustment	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, December 31, 2014	335.6	(0.8)	$3	$(10)	$1,975	$(209)	$(169)	$3	$(4)	$(47)	$(217)	$1,542
Net income						388						388
Issuances of common stock	4.9				25							25
Repurchases of common stock		(11.1)		(300)								(300)
Stock-based compensation expense					19							19
Net tax benefit on stock-based compensation					19							19
Cumulative translation adjustments, net of tax							(94)				(94)	(94)
Gains on derivative instruments reclassified into earnings, net of tax									(13)		(13)	(13)
Postretirement and postemployment adjustments, net of tax										3	3	3
Balance, September 30, 2015	340.5	(11.9)	$3	$(310)	$2,038	$179	$(263)	$3	$(17)	$(44)	$(321)	$1,589

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. The Condensed Consolidated Financial Statements do not include all the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for a fair statement of financial position, results of operations and comprehensive income (loss), cash flows and shareholders’ equity for the periods presented have been included. The results of operations for interim periods are not necessarily indicative of the results expected for the full year. The December 31, 2014 Condensed Consolidated Statement of Financial Position was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The Condensed Consolidated Financial Statements and related notes should be read in conjunction with the audited Consolidated Financial Statements and related notes of IMS Health Holdings, Inc. included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Certain prior year amounts have been reclassified to conform to the 2015 presentation. Amounts presented in the Condensed Consolidated Financial Statements may not add due to rounding.

Recently Issued Accounting Standards

In September 2015, the Financial Accounting Standards Board (“FASB”) issued guidance that eliminates the requirement to restate prior period financial statements for measurement period adjustments and requires the cumulative impact of a measurement period adjustment to be recognized in the reporting period in which the adjustment is identified. The guidance will be applied prospectively and is effective for the Company’s interim and annual periods beginning after December 15, 2015. The Company is currently evaluating this guidance to determine any potential impact that it may have on its financial results.

In August 2015, the FASB delayed the effective date of the guidance on the recognition of revenue from contracts with customers to interim and annual periods beginning January 1, 2018. Earlier adoption is permitted. The Company is currently evaluating this guidance to determine any potential impact that it may have on its financial results.

In May 2015, the FASB updated the accounting standards related to fair value measurement for investments that are measured at net asset value. The update eliminates the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share as a practical expedient. In addition, the update limits disclosures to investments for which the entity elected to measure the fair value using the practical expedient rather than all eligible investments. The update is effective beginning in the first quarter of 2016, with early adoption permitted, and will be applied retrospectively. The Company is currently evaluating the impact this standard will have on disclosures covering certain assets held by its pension plans.

In April 2015, the FASB issued guidance to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. Under the new guidance, if a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

contract. The guidance is effective for the Company’s interim and annual periods beginning after December 15, 2015. Early adoption is permitted. The Company does not believe the adoption of this guidance will have a material impact on its financial results.

Also in April 2015, the FASB issued guidance on the presentation of debt issuance costs. The guidance requires the presentation of debt issuance costs as a direct deduction from the related debt liability rather than as an asset. In August 2015, the FASB clarified the guidance that debt issuance costs related to line-of-credit arrangements could continue to be presented as an asset and be subsequently amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the arrangement. The guidance is effective for the Company’s interim and annual periods beginning after December 15, 2015 and requires retrospective application to all prior periods presented. At September 30, 2015, the Company had unamortized debt issuance costs of $56 million included in Other assets, of which $2 million related to the Company’s revolving credit facility. The Company intends to early adopt the guidance effective December 31, 2015 and will continue to include the unamortized debt issuance costs for its revolving credit facility in Other assets.

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

Note 2. Acquisitions

The Company makes acquisitions to enhance its capabilities and offerings in certain areas, including technology services. On April 1, 2015, the Company completed the acquisition of certain customer relationship management (“CRM”) and strategic data businesses of Cegedim, SA (“Cegedim” and the “Cegedim acquisition”) at a price of €385 million plus an initial working capital adjustment of €11 million (or $426 million). Cegedim, headquartered in Paris, France, is a global technology and services company specializing in healthcare whose offerings help pharmaceutical companies manage their sales and marketing operations. The acquisition included Cegedim’s (i) CRM solutions that help life sciences clients drive sales effectiveness, optimize marketing programs across multiple channels and mitigate regulatory compliance risks; (ii) OneKey Reference Database that provides insights on healthcare professionals across the globe; and (iii) information solutions that use primary market research. The acquisition was financed through a combination of existing cash and net proceeds from the Company’s 4.125% senior unsecured notes issued in March 2015 (the “4.125% Senior Notes”). See Note 6 for additional information on the 4.125% Senior Notes. The Company believes that the acquisition further enhances its software development, data warehousing, mobile applications and business intelligence tools, as well as analytics and implementation services.

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

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

The purchase price allocation is preliminary, particularly as it relates to the identifiable intangible assets, and may change as the Company obtains additional information. Any adjustments to the allocation are not expected to have a material impact on the Company’s results of operations.

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

The Company incurred acquisition-related costs for the Cegedim acquisition of $6 million during the nine months ended September 30, 2015.

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

	Nine Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
(in millions)
Revenues	$2,227	$791	$2,379
Net income (loss)	389	48	(219)
Basic earnings (loss) per share	1.19	0.15	(0.70)
Diluted earnings (loss) per share	1.16	0.14	(0.70)

The Company’s Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 included $108 million and $218 million, respectively, of revenues related to the Cegedim acquisition. The revenue reflected a reduction of $2 million for the third quarter of 2015 and $4 million for the nine months of 2015 related to deferred revenue adjustments to fair value. Following the closing of the Cegedim acquisition, the Company began integrating Cegedim’s operations, and as such, computing a separate measure of Cegedim’s stand-alone profitability for periods after the acquisition date is impracticable.

Other acquisitions

In addition to the Cegedim acquisition, the Company also completed ten unrelated individually immaterial acquisitions during 2015, six of which occurred in the third quarter of 2015. These acquisitions expanded the Company’s existing capabilities in both information and technology services offerings. The purchase price allocations for these acquisitions will be finalized after the completion of the valuation of certain intangible assets and any adjustments to the preliminary purchase price allocation are not expected to have a material impact on the Company’s results of operations. The Condensed Consolidated Financial Statements include the results of the acquisitions subsequent to closing. As these acquisitions were immaterial to the Company’s operating results both individually and in the aggregate, pro forma results of operations are not provided. The following table provides certain financial information for these acquisitions, including the preliminary allocation of the aggregate purchase price to certain tangible and intangible assets acquired and goodwill.

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

	Weighted-Average	September 30,
(in millions)	Amortization Period	2015
Total cost of acquisitions, net of cash acquired		$129
Acquisition-related costs		3

Amounts recorded in the Condensed Consolidated Statements of Financial Position:
Goodwill		$86
Portion of goodwill deductible for tax purposes		26
Computer software	5 years	13
Intangible assets:
Client relationships	10 years	$63
Covenant not to compete	4 years	5
Databases	4 years	4
Trade names	3 years	2
Total intangible assets		$74

Contingent consideration

Under the terms of certain acquisition-related purchase agreements, the Company may be required to pay additional amounts as contingent consideration based on the achievement of certain financial performance related metrics, ranging from $0 to $45 million through 2018. The Company’s contingent consideration recorded on the balance sheet was approximately $30 million and $24 million at September 30, 2015 and December 31, 2014, respectively. The fair value measurement of this contingent consideration is classified within Level 3 of the fair value hierarchy (see Note 5) and reflects the Company’s own assumptions in measuring fair values using the income approach. In developing these estimates, the Company considered certain performance projections, historical results, and industry trends. Changes in the fair value estimates are included in Selling and administrative expenses.

Note 3. Goodwill and Identifiable Intangible Assets

The following table sets forth changes in the Company’s goodwill for the nine months ended September 30, 2015.

(in millions)	Goodwill
Balance at December 31, 2014	$3,417
Goodwill assigned in purchase price allocations (see Note 2)	220
Foreign currency translation adjustments and other	(78)
Balance at September 30, 2015	$3,559

The gross carrying amounts, related accumulated amortization and the weighted average amortization periods of the Company’s intangible assets are listed in the following table:

	September 30, 2015			December 31, 2014
(in millions)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization
Databases	$745	$(652)	1	$679	$(639)
Client Relationships	2,225	(685)	13	2,051	(592)
Trade Names (Finite-Lived)	152	(44)	13	142	(38)
Trade Names (Indefinite-Lived)	508	—	N/A	523	—
Covenants not to compete and other	36	(16)	2	32	(16)
Total Intangible Assets	$3,666	$(1,397)	10	$3,427	$(1,285)

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

Intangible asset amortization expense was $44 million and $73 million during the three months ended September 30, 2015 and 2014, respectively, and $144 million and $220 million for the nine months ended September 30, 2015 and 2014, respectively. Based on current estimated useful lives, amortization expense associated with intangible assets at September 30, 2015 is estimated to be as follows:

(in millions) Year ended December 31,	Amortization Expense
Remainder of 2015	$46
2016	182
2017	170
2018	166
2019	164
Thereafter	1,033

Note 4. Severance, Impairment and Other Charges

As a result of ongoing cost reduction efforts, the Company recorded severance charges consisting of global workforce reductions to streamline its organization. The following table sets forth the activity in the Company’s severance-related reserves for the nine months ended September 30, 2015:

(in millions)	2015 Plan(1)	2013 and 2014 Plans(2)
Balance at December 31, 2014	$—	$18
Charges	43	—
Cash payments	(13)	(12)
Balance at September 30, 2015	$30	$6
(1)

In the first quarter of 2015, the Company implemented a restructuring plan (the “2015 Plan”) and recorded a pre-tax severance charge of $12 million. In the second and third quarters of 2015, the Company recorded additional pre-tax severance charges of $15 million and $16 million, respectively. The Company expects that cash outlays related to the 2015 Plan will be substantially complete by the end of 2016.

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

Other charges

During the nine months ended September 30, 2015, the Company recorded impairment charges of $7 million. The charge is primarily comprised of the write-off of the value of computer software that was no longer in use and contract-related charges for which the Company will not realize any future economic benefits.

During the nine months ended September 30, 2014, the Company recorded impairment charges of $10 million, of which $7 million related to impaired leases for properties in the United States and $3 million for the write-down of certain assets and contract-related charges for which the Company will not realize any future economic benefits.

Note 5. Derivatives and Fair Value

Foreign exchange risk management

The Company transacts business in more than 100 countries and is subject to risks associated with fluctuating foreign exchange rates. The Company’s objective is to reduce earnings and cash flow volatility associated with foreign exchange rate movements. Accordingly, the Company enters into foreign currency forward contracts to minimize the impact of foreign exchange movements on non–functional currency assets and liabilities and to hedge non-U.S. Dollar anticipated royalties (“Royalty Hedging”). It is the Company’s policy to enter into foreign currency transactions only to the extent necessary to meet its objectives as stated above. The Company does not enter into foreign currency transactions for investment or speculative purposes. The principal currencies hedged are the Euro, the Japanese Yen, the Swiss Franc and the Canadian Dollar.

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

The forward contracts entered into for Royalty Hedging purposes are designated as hedges and are carried at fair value, with changes in the fair value recorded to Accumulated Other Comprehensive Income (Loss) (“AOCI”). The change in fair value is reclassified from AOCI to earnings in the quarter in which the hedged royalty is paid. These contracts have various expiration dates through September 2016.

The following table details the components of foreign exchange gain (loss) included in Other income (loss), net on the Condensed Consolidated Statements of Comprehensive Income (Loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Revaluation of other non-functional currency assets and liabilities(1)	3	8	—	(48)
Effect of derivatives	2	(4)	15	(4)
Total foreign exchange gain (loss)	$5	$4	$15	$(52)
(1)

The nine months ended September 30, 2015 and 2014 included charges of $7 million and $49 million, respectively, related to a change in the exchange rate used to remeasure the Company’s Venezuelan Bolívar account balances. The charges are further described below in this Note.

Net Investment Risk Management

Beginning in April 2014, the Company designated its foreign currency denominated debt as a hedge of net investment in foreign subsidiaries to reduce the volatility in shareholders’ equity caused by changes in the Euro exchange rate with respect to the U.S. Dollar. As of September 30, 2015, these borrowings (net of original issue discount) were €1,130 million ($1,266 million). The effective portion of foreign exchange gains or losses on the remeasurement of the debt is recognized in the cumulative translation adjustment component of AOCI with the related offset in long-term debt. Those amounts would be reclassified from AOCI to earnings upon the sale or substantial liquidation of these net investments. The amount of foreign exchange (losses) gains related to the net investment hedges included in cumulative translation adjustment for the three and nine months ended September 30, 2015 were $(1) million and $71 million, respectively, and $94 million and $105 million for the three and nine months ended September 30, 2014, respectively.

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

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

The fair values of derivative instruments in the Condensed Consolidated Statements of Financial Position are as follows:

		September 30, 2015			December 31, 2014
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
(in millions)	Balance Sheet Caption	Asset	Liability		Asset	Liability
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	Accounts receivable/ Accounts payable	$5	$1	$182	$18	$—	$189
Interest rate caps	Non-Current Assets	4	—	1,000	12	—	1,000
Interest rate swaps	See below(1)	—	11	525	—	12	553
Derivatives not Designated as Hedging Instruments:
Foreign exchange contracts	Accounts receivable/ Accounts payable	—	2	171	—	2	93
Interest rate swaps	See below(1)	—	2	100	—	4	225
Total Derivatives		$9	$16		$30	$18

(1)

$2 million included in Accrued and other current liabilities and $11 million included in Other liabilities at September 30, 2015 and $1 million included in Accrued and other current liabilities and $15 million included in Other liabilities at December 31, 2014 in the Condensed Consolidated Statements of Financial Position.

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

The effects of derivative instruments in cash flow hedging relationships on the Condensed Consolidated Statements of Comprehensive Income (Loss) are as follows:

(in millions)	Effect of Derivatives on Financial Performance
	Amount of Income/(Loss) Recognized in AOCI		Location of Income/(Loss) Reclassified from AOCI into Earnings	Amount of Income/(Loss) Reclassified from AOCI into Earnings
Three Months Ended September 30,	2015	2014		2015	2014
Foreign exchange contracts	$2	$15	Other income (loss), net	$7	$1
Interest rate derivatives	(6)	(3)	Interest expense	—	(2)

Nine Months Ended September 30,	2015	2014		2015	2014
Foreign exchange contracts	$6	$12	Other income (loss), net	$20	$1
Interest rate derivatives	(7)	(16)	Interest expense	—	(2)

The pre-tax gain (loss) recognized in earnings on derivatives not designated as hedging instruments was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Foreign exchange contracts(1)	$(5)	$(5)	$(5)	$(5)
Interest rate derivatives(2)	—	—	—	—
Total derivatives not designated as hedging instruments	$(5)	$(5)	$(5)	$(5)
(1)	Included in Other income (loss), net.
(2)	Included in interest expense.

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

Changes in the fair value of derivatives that are designated as cash flow hedges are recorded in AOCI to the extent effective and reclassified into earnings in the same period or periods during which the transaction hedged by that derivative also affects earnings. The Company expects less than $1 million of pre-tax unrealized losses related to its foreign exchange contracts and interest rate derivatives included in AOCI at September 30, 2015 to be reclassified into earnings within the next twelve months.

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

The carrying values of cash, cash equivalents, restricted cash, accounts receivable and accounts payable approximated their fair values at September 30, 2015 and December 31, 2014 due to the short-term nature of these instruments. At September 30, 2015 and December 31, 2014, the fair value of total debt approximated $4,289 million and $3,799 million, respectively, as determined under Level 2 measurements based on quoted prices for these financial instruments.

Recurring measurements

The following tables summarize assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Basis of Fair Value Measurements
	September 30, 2015
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Derivatives	—	9	—	9
Total	$—	$9	$—	$9
Liabilities
Contingent consideration	$—	$—	$30	$30
Derivatives	—	16	—	16
Total	$—	$16	$30	$46

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Derivatives	—	30	—	30
Total	$—	$30	$—	$30
Liabilities
Contingent consideration	$—	$—	$24	$24
Derivatives	—	18	—	18
Total	$—	$18	$24	$42

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

(in millions)	Contingent Consideration Liabilities
Balance at December 31, 2014	$24
New acquisitions	18
Cash payments	(2)
Changes in fair value estimates and foreign currency translation adjustments	(10)
Balance at September 30, 2015	$30

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

In 2014, the Venezuelan government significantly expanded the use of the Supplementary Foreign Currency Administration System (“SICAD”) I exchange market and created a third exchange market called SICAD II, which the Company utilized to remeasure its Venezuelan Bolívar account balances beginning on June 30, 2014. As a result of the change to the SICAD II rate from the official exchange rate, the Company recorded a pre-tax charge of $49 million to foreign exchange loss within Other income (loss), net in the second quarter of 2014. In February 2015, the Venezuelan government announced that the SICAD II market would no longer be available, and a new foreign exchange market system ("SIMADI") was created. SIMADI has exchange rates significantly less favorable than SICAD II. As a result of the change to the SIMADI rate, the Company recorded a pre-tax charge of $7 million to foreign exchange loss within Other income (loss), net in the first quarter of 2015. At September 30, 2015, the SIMADI rate was approximately 199 Bolívars to one U.S. Dollar. The net assets held and revenue generated by the Company’s Venezuelan subsidiaries were not material to the Company’s consolidated results as of September 30, 2015.

Note 6. Debt

The following table summarizes the Company’s debt at the dates indicated:

	September 30,	December 31,
(in millions)	2015	2014
Senior Secured Credit Facilities:
Senior Secured Term A Loan due 2019—USD LIBOR at average floating rates of 2.58%	$490	$307
Senior Secured Term A Loan due 2019—EUR LIBOR at average floating rates of 2.25%	140	158
Senior Secured Term B Loan due 2021—USD LIBOR at average floating rates of 3.50%	1,722	1,735
Senior Secured Term B Loan due 2021—EUR LIBOR at average floating rates of 3.75%	824	901
Revolving Credit Facility due 2019:
U.S. Dollar denominated borrowings—USD LIBOR at average floating rates of 2.63%	312	215
4.125% Senior Notes due 2023 - Euro denominated	308	—
6.00% Senior Notes due 2020 - U.S. Dollar denominated	500	500
Principal Amount of Debt	4,296	3,816
Less: Unamortized Discounts	(21)	(23)
Total Debt	$4,275	$3,793

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

Scheduled principal payments due on the Company’s debt as of September 30, 2015 for the remainder of 2015 and thereafter were as follows:

	Year
(in millions)	2015	2016	2017	2018	2019	Thereafter	Total
Debt	$15	$59	$72	$89	$817	$3,244	$4,296

Senior Secured Credit Facilities

In May 2015, IMS Health Incorporated (“IMS Health”), an indirect wholly-owned subsidiary of the Company, entered into an amendment (the “2015 Amendment”) to the Third Amended and Restated Credit and Guaranty Agreement, dated as of March 17, 2014, among IMS Health, IMS AG and IMS Japan K.K., as co-borrowers, Healthcare Technology Intermediate Holdings, Inc., Bank of America, N.A. and the other lenders party thereto (as amended by the 2015 Amendment, the “Credit Agreement” and, together with the related security and other documents for the senior secured term loan facilities and the senior secured revolving facility, the “Senior Secured Credit Facilities”). The 2015 Amendment increased outstanding commitments under the Company’s existing Term A loans by $200 million. The proceeds from the additional term loans were used to fund a portion of the Company’s repurchase of its common shares in May 2015. See Note 8 for further information on the share repurchase. As a result of the 2015 Amendment, the Company incurred $2 million of third party fees, which will be amortized as a component of interest expense.

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

At September 30, 2015, IMS Health, IMS AG and IMS Japan K.K., as co-borrowers, had an aggregate $500 million revolving credit facility, of which $188 million was unused. The Senior Secured Credit Facilities are secured by a security interest in substantially all of Healthcare Technology Intermediate Holdings, Inc.’s, IMS Health’s and the U.S. subsidiary guarantors’ tangible and intangible assets, including the stock of IMS Health and certain of IMS Health’s U.S. restricted subsidiaries and a portion of the stock of IMS Health’s non-U.S. restricted subsidiaries directly owned by Healthcare Technology Intermediate Holdings, Inc., IMS Health or a U.S. subsidiary guarantor. In addition, the obligations of IMS AG are guaranteed by certain of its Swiss restricted subsidiaries and are secured by certain assets of IMS AG and the Swiss guarantors, including the stock of the Swiss guarantors. The obligations of IMS Japan K.K. are secured by certain of its assets. There have been no borrowings by IMS Japan K.K. to date.

Senior Notes

In anticipation of the Cegedim acquisition, IMS Health issued €275 million aggregate principal amount of 4.125% senior unsecured notes due in April 2023 on March 30, 2015. The proceeds, along with cash on hand, were used on April 1, 2015 to fund the Cegedim acquisition and pay fees and expenses of $5 million in connection with the debt offering. See Note 2 for more information on the Cegedim acquisition. Interest on the 4.125% Senior Notes is payable semi-annually each year, commencing on October 1, 2015. The 4.125% Senior Notes are guaranteed on a senior unsecured basis by IMS Health’s wholly-owned domestic subsidiaries that are guarantors under the Senior Secured Credit Facilities. The Company may redeem the 4.125% Senior Notes, in whole or in part, at any time prior to April 1, 2018 at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium. On or after April 1, 2018, the Company may redeem all or a portion of the 4.125% Senior Notes at predetermined redemption prices set forth in the indenture governing the 4.125% Senior Notes plus accrued and unpaid interest to the date of redemption.

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

In addition to the 4.125% Senior Notes, IMS Health has outstanding $500 million aggregate principal amount of 6% Senior Notes due in November 2020 (the “6% Senior Notes”). Interest is payable semi-annually each year. The 6% Senior Notes are guaranteed on a senior unsecured basis by IMS Health’s wholly-owned domestic subsidiaries that are guarantors under the Senior Secured Credit Facilities. The Company may redeem all or a portion of the 6% Senior Notes at predetermined redemption prices set forth in the indenture governing the 6% Senior Notes plus accrued and unpaid interest to the date of redemption.

Other

In connection with the Company’s IPO in April 2014, the Company redeemed its 12.5% senior notes and senior PIK notes and incurred a loss on extinguishment of debt of $219 million in the second quarter of 2014, consisting of a $151 million in aggregate payments for make-whole premiums related to such redemptions and $68 million write-off of debt issuance costs and discounts.

The Senior Secured Credit Facilities and the indentures for the 4.125% Senior Notes and 6% Senior Notes provide for certain covenants and events of default customary for similar instruments, including a covenant not to exceed a specified ratio of consolidated senior secured net indebtedness to Consolidated EBITDA, as defined in the Credit Agreement, and a covenant to maintain a specified minimum interest coverage ratio. If an event of default occurs under any of the Company’s or the Company’s subsidiaries’ financing arrangements, the creditors under such financing arrangements will be entitled to take various actions, including the acceleration of amounts due under such arrangements, and in the case of the lenders under the revolving credit facility and New Term Loans, other actions permitted to be taken by a secured creditor. At September 30, 2015, the Company was in compliance with the financial covenants under the Company’s financing arrangements.

Note 7. Pension and Postretirement Benefits

The following table summarizes the components of net periodic benefit cost for the Company’s pension benefits.

	Pension Benefits
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014	2015	2014	2015	2014
Service cost	$3	$2	$2	$1	$9	$7	$6	$4
Interest cost	2	3	3	3	8	9	8	8
Expected return on plan assets	(5)	(5)	(3)	(3)	(16)	(15)	(9)	(9)
Net periodic benefit cost	$—	$—	$2	$1	$1	$1	$5	$3

The Company’s net periodic benefit credit for its postretirement benefits was less than $1 million for the three and nine months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015, the Company contributed approximately $10 million to its pension and postretirement benefit plans and expects to contribute an additional $2 million for the remainder of 2015.

Note 8. Shareholders’ Equity

Share Repurchase

On May 3, 2015, the Company’s board of directors authorized a $300 million common stock repurchase program. In connection with that program, on May 12, 2015, the Company purchased 11.1 million shares of its common stock from the underwriters in the May Secondary Offering (as defined below) having an aggregate value of approximately $300 million at $27.0875 per share, equal to the midpoint between the public offering price and the price paid by the underwriters to the Selling Stockholders for the shares sold in the May 2015 Secondary Offering. To fund the share repurchase, the Company entered into the 2015 Amendment to the Credit Agreement that provided the Company with $200 million in additional term loan borrowings and utilized borrowings from its revolving credit facility and available cash. See Note 6 for additional information on the 2015 Amendment.

Secondary Offerings

In August 2015, existing shareholders of the Company (collectively, the “Selling Stockholders”) completed the sale of 20 million shares of the Company’s common stock to underwriters at a price of $31.17 per share (the “August Secondary Offering”). In May 2015, the Selling Stockholders completed the sale of 57.97 million shares of the Company’s common stock at a public offering price of $27.50 per share, including 6.87 million shares that were offered and sold by the Selling Stockholders pursuant to the full

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

exercise of the underwriter’s option to purchase additional shares (the “May Secondary Offering” and, together with the August Secondary Offering, the “Secondary Offerings”). The Company did not sell any stock in, or receive any proceeds from, the Secondary Offerings. The Company incurred $1 million of expenses in the first nine months of 2015 related to the Secondary Offerings, which were included in Selling and administrative expenses.

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

The Company recorded a provision for income taxes of $8 million and a benefit from income taxes of $219 million for the three and nine months ended September 30, 2015, respectively. The tax expense in the three months ended September 30, 2015 was favorably impacted as a result of profits generated in non-U.S. tax jurisdictions with lower tax rates than the U.S. statutory tax rate. Historically, the Company provided deferred taxes with respect to all of its non-U.S. subsidiaries’ unremitted earnings. The tax benefit for the nine months ended September 30, 2015 was favorably impacted as a result of the Company changing its assertion related to these earnings during the first quarter of 2015. The Company is asserting that the unremitted earnings of its non-U.S. subsidiaries related to prior years, as well as those related to 2015 will be indefinitely reinvested outside the United States. As a result of this change in assertion, the Company reversed a previously established deferred tax liability of $256 million as a discrete benefit in the first quarter of 2015. The Company has the intent and ability to indefinitely reinvest its non-U.S. subsidiaries’ unremitted earnings outside the United States as these earnings are no longer expected to be repatriated to the United States to meet the Company’s U.S. cash needs. Further, the Company intends to reinvest the non-U.S. earnings in the growth of its non-U.S. businesses.

The Company recorded a provision for income taxes of $11 million and a benefit from income taxes of $141 million for the three and nine months ended September 30, 2014, respectively. The tax provision for the three months ended September 30, 2014 was primarily impacted by non-taxable income in the United States related to a change in the fair value of a contingent consideration liability. The tax benefit for the nine months ended September 30, 2014 was primarily due to a significant amount of deductible expenses in the United States related to the redemption of the Company’s 12.5% senior notes and senior PIK notes, the termination of the management services agreement with affiliates of certain of the Company’s shareholders (see Note 12), and non-executive Phantom SARs compensation expense. In addition, the effective tax rate in both periods was impacted as a result of profits generated in non-U.S. tax jurisdictions with lower tax rates than the U.S. statutory tax rate and by deferred U.S. income tax expense related to non-U.S. earnings net of associated tax credits. The Company also recorded a tax benefit of $6 million in the second quarter of 2014 as a result of the conclusion of a U.S. Federal income tax examination for 2010 and 2011.

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

Geographic Financial Information:

The following represents selected geographic information for the regions in which the Company operates.

(in millions)	Americas(1)	EMEA(2)	Asia Pacific(3)	Corporate & Other	Total
Three Months Ended September 30,
2015
Revenue(4)	$332	$296	$107	$-	$735
Operating income (loss)(5)	48	52	26	(37)	89
2014
Revenue(4)	$302	$245	$109	$-	$656
Operating income (loss)(5)	70	65	36	(78)	93

Nine Months Ended September 30,
2015
Revenue(4)	$955	$830	$324	$-	$2,109
Operating income (loss)(5)	164	161	91	(140)	276

2014
Revenue(4)	$885	$754	$324	$-	$1,963
Operating income (loss)(5)	202	207	106	(394)	121

In April 2015, the Company realigned its regional reporting so that India, Sri Lanka and Bangladesh are included in EMEA. Previously, these countries had been included in the Asia Pacific region. Additionally in 2015, the Company made changes to its geographic reporting classifications to move some functions out of Corporate and Other and into the regions. As a result of these changes, reclassifications of prior years’ geographic financial information were made to conform to the current year presentation. The reclassifications did not change previously reported condensed consolidated results of operations.

(1)

Americas includes the United States, Canada and Latin America. Revenue in the United States was $283 million and $249 million for the third quarters of 2015 and 2014, respectively, and $806 million and $718 million for the first nine months of 2015 and 2014, respectively.

(2)	EMEA includes countries in Europe, the Middle East, and Africa, and the countries of India, Sri Lanka and Bangladesh.
(3)

Asia Pacific includes Japan, Australia and other countries in the Asia Pacific region, excluding India, Sri Lanka and Bangladesh. Revenue in Japan was $58 million and $63 million for the third quarters of 2015 and 2014, respectively, and $181 million and $193 million for the first nine months of 2015 and 2014, respectively.

(4)

Revenue relates to external clients and is primarily based on the location of the client. Revenue for the geographic regions includes the impact of foreign exchange in converting results into U.S. Dollars.

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

(5)

Operating income (loss) for the three geographic regions does not reflect the allocation of certain expenses that are maintained in Corporate and Other and as such, is not a true measure of the respective regions’ profitability. The Operating income (loss) amounts for the geographic regions include the impact of foreign exchange in converting results into U.S. dollars. The following presents the depreciation and amortization for certain intangible assets recorded in connection with a merger transaction completed in 2010 by region that are included in Corporate and Other:

(in millions)	Americas	EMEA	Asia Pacific
Three Months Ended September 30,
2015	$18	$4	$6
2014	31	21	10
Nine Months Ended September 30,
2015	64	22	19
2014	94	66	30

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

The following table presents the composition of basic and diluted weighted average shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in millions)	2015	2014	2015	2014
Basic weighted-average common shares outstanding	328.5	332.1	331.9	314.1
Effect of dilutive stock-based awards	7.6	10.2	8.5	—
Diluted weighted-average common shares outstanding	336.1	342.3	340.4	314.1

Shares excluded from computation of diluted earnings (loss) per share:
Weighted average potential common shares excluded from computation due to anti-dilutive effect	1.6	—	1.5	19.1

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

Acquisitions

We make acquisitions to enhance our capabilities and offerings in certain areas, including technology services. On April 1, 2015, we completed the acquisition of certain customer relationship management (“CRM”) and strategic data businesses of Cegedim, SA (“Cegedim” and the “Cegedim acquisition”) at a price of €385 million plus an initial working capital adjustment of €11 million (or $426 million). Cegedim, headquartered in Paris, France, is a global technology and services company specializing in healthcare whose offerings help pharmaceutical companies manage their sales and marketing operations. The acquisition included Cegedim’s (i) CRM solutions that help life sciences clients drive sales effectiveness, optimize marketing programs across multiple channels and mitigate regulatory compliance risks; (ii) OneKey Reference Database that provides insights on healthcare professionals across the globe; and (iii) information solutions that use primary market research. The acquisition was financed through a combination of existing cash and net proceeds from our 4.125% senior unsecured notes issued in March 2015 (the “4.125% Senior Notes”). We believe that the acquisition further enhances our software development, data warehousing, mobile applications and business intelligence tools, as well as analytics and implementation services.

Additionally, during the nine months ended September 30, 2015, we completed ten unrelated individually immaterial acquisitions, six of which occurred in the third quarter of 2015. These acquisitions expanded our existing capabilities in both information and technology services offerings. The total cost of these acquisitions, net of cash acquired, was approximately $129 million. The purchase price allocations for these acquisitions will be finalized after the completion of the valuation of certain intangible assets and any adjustments to the preliminary purchase price allocations are not expected to have a material impact on our results of operations. The results of operations of the acquired businesses have been included in our consolidated results of operations since the date of their acquisition and, other than the Cegedim acquisition, were not significant to our consolidated results of operations.

See Note 2 to our Condensed Consolidated Financial Statements for additional information with respect to these acquisitions.

Results excluding the Effects of Foreign Currency Translation and Certain Charges

We report results in U.S. Dollars, but we do business on a global basis. Exchange rate fluctuations affect the U.S. Dollar value of foreign currency revenue and expenses and may have a significant effect on our results. The discussion of our financial results in this report includes comparisons with the prior year in constant currency terms, using consistent exchange rates. We believe this information facilitates comparison of the underlying results over time. During the first nine months of 2015, the U.S. Dollar was generally stronger against the other currencies in which we transact business as compared to the first nine months of 2014. The revenue growth at actual currency rates was lower than the growth at constant currency exchange rates during the first nine months. See “—How Exchange Rates Affect our Results” and “—Quantitative and Qualitative Disclosures about Market Risk” below for a more complete discussion regarding the impact of foreign currency translation on our business.

We also discuss below our revenue, operating income, operating costs of information, direct and incremental costs of technology services, selling and administrative expenses and operating margins excluding stock-based compensation related charges, acquisition-related charges, restructuring and related charges, purchase accounting adjustments and sponsor monitoring fees as a supplement to our results presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). We believe providing these non-GAAP measures is useful as it facilitates comparisons across the periods presented and more clearly indicates trends. Management uses these non-GAAP measures in its global decision making, including developing budgets and managing expenditures.

Results of Operations

Summary of Results

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Revenue	$735	$656	$2,109	$1,963
Information	373	382	1,101	1,149
Technology services	362	274	1,008	814
Operating costs of information, exclusive of depreciation and amortization	167	164	493	502
Direct and incremental costs of technology services, exclusive of depreciation and amortization	195	147	528	423
Selling and administrative expenses, exclusive of depreciation and amortization	181	139	498	557
Depreciation and amortization	87	109	264	331
Severance, impairment and other charges	16	4	50	29
Operating Income	89	93	276	121
Interest income	—	1	1	3
Interest expense	(44)	(43)	(124)	(181)
Other income (loss), net	6	7	16	(281)
Non-Operating Loss, Net	(38)	(35)	(107)	(459)
Income (loss) before income taxes	51	58	169	(338)
(Provision for) benefit from income taxes	(8)	(11)	219	141
Net Income (Loss)	$43	$47	$388	$(197)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Net Income (Loss)	$43	$47	$388	$(197)
Provision for (benefit from) income taxes	8	11	(219)	(141)
Other (income) loss, net	(6)	(7)	(16)	281
Interest expense	44	43	124	181
Interest income	—	(1)	(1)	(3)
Depreciation and amortization	87	109	264	331
Deferred revenue purchase accounting adjustments	3	1	6	3
Stock-based compensation related charges(1)	7	6	21	52
Restructuring and related charges(2)	18	5	53	34
Acquisition-related charges(3)	14	7	33	19
Sponsor monitoring fees(4)	—	—	—	74
Non-executive phantom SARs compensation expenses(5)	—	—	—	30
Secondary offering expenses	—	—	1	—
Adjusted EBITDA	$218	$221	$654	$664
(1)	Stock-based compensation related charges are included in Operating costs of information, Direct and incremental costs of technology services and Selling and administrative expenses as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Operating costs of information	$1	$1	$2	$6
Direct and incremental costs of technology services	1	1	2	5
Selling and administrative expenses	5	4	17	41
(2)

Restructuring and related charges includes severance and impairment charges and the cost of employee and third-party charges related to dual running costs for knowledge transfer activities. Dual running costs for knowledge transfer activities of $1 million and $2 million for the three and nine months ended September 30, 2015, respectively, and $2 million and $4 million for the three and nine months ended September 30, 2014, respectively, are primarily included in Operating costs of information.

(3)	Acquisition-related charges are included in Selling and administrative expenses.
(4)

We had a management services agreement with affiliates of certain of our shareholders, which was terminated in conjunction with our Initial Public Offering (“IPO”). We refer to the fees paid under this management services agreement, including the termination settlement, as sponsor monitoring fees. See Note 12 to our Condensed Consolidated Financial Statements for further information. Sponsor monitoring fees are included in Selling and administrative expenses.

(5)

Non-executive phantom SARs compensation expense of $10 million and $20 million for the nine months ended September 30, 2014 are included in Operating costs of information and Selling and administrative expenses, respectively.

Revenue

Total revenue increased 12.0% to $735 million for the three months ended September 30, 2015 compared to $656 million in the same quarter in the prior year, and grew 23.0% on a constant currency basis, as the U.S. Dollar strengthened against most other currencies in which we transact business. The strengthening of the U.S. Dollar compared to the Euro was responsible for approximately half of the foreign exchange impact. Revenue from our information offerings decreased 2.3% in the third quarter of 2015 and grew 8.9% on a constant currency basis over the same period. Revenue from our technology services offerings increased 31.9% in the third quarter of 2015 and grew 42.4% on a constant currency basis over the same period in the prior year. Constant currency growth in the Americas and EMEA (Europe, the Middle East, Africa, India, Sri Lanka and Bangladesh) regions contributed approximately 90% of our total revenue growth during the third quarter of 2015 compared to the same quarter of 2014. The constant currency increase in information offerings revenue primarily resulted from the Cegedim acquisition. The constant currency increase in technology services revenue primarily resulted from the Cegedim acquisition and growth in real world evidence services and technology and applications offerings, led by the United States and EMEA.

Revenue for the three months ended September 30, 2015 included $107 million related to the Cegedim acquisition. Excluding the impact of the Cegedim acquisition, revenue decreased 4.4% in the third quarter of 2015 and increased 4.1% on a constant currency basis over the same period in the prior year. Also excluding the Cegedim acquisition, information offerings revenue declined 10.1% and 0.1% on a constant currency basis, while technology services revenue increased 3.6% and 10.1% on a constant currency basis in the third quarter of 2015 compared to the same period in the prior year.

Total revenue increased 7.4% to $2,109 million for the nine months ended September 30, 2015 compared to $1,963 million in the same period in the prior year, and grew 18.3% on a constant currency basis, as the U.S. Dollar strengthened against most other currencies in which we transact business. The strengthening of the U.S. Dollar compared to the Euro was responsible for approximately half of the foreign exchange impact. Revenue from our information offerings decreased 4.2% in the first nine months of 2015 and grew 7.1% on a constant currency basis over the same period. Revenue from our technology services offerings increased 23.8% in the first nine months of 2015 and grew 33.9% on a constant currency basis over the same period in the prior year. Constant currency growth in the Americas and EMEA regions contributed approximately 90% of our total revenue growth during the first nine months of 2015 compared to the same quarter of 2014. The constant currency increase in information offerings revenue primarily resulted from the Cegedim acquisition and growth in the EMEA region. The constant currency increase in technology services revenue primarily resulted from the Cegedim acquisition and growth in real world evidence services and technology and applications offerings, led by the United States and EMEA.

Revenue for the nine months ended September 30, 2015 included $218 million related to the Cegedim acquisition. Excluding the impact of the Cegedim acquisition, revenue decreased 3.7% in the first nine months of 2015 and increased 5.4% on a constant currency basis over the same period in the prior year. Also excluding the Cegedim acquisition, information offerings revenue declined 9.3% and increased 1.1% on a constant currency basis, while technology services revenue increased 4.2% and 11.4% on a constant currency basis in the first nine months of 2015 compared to the same period in the prior year.

Operating Costs of Information, exclusive of Depreciation and Amortization

Operating costs of information offerings increased $3 million, or 2.4%, in the three months ended September 30, 2015 compared to the same quarter in the prior year. Excluding the favorable effect of foreign currency translation of $16 million, as well as stock-based compensation related charges and restructuring and related charges, operating costs of information increased 12.5% in the third quarter of 2015 compared to the third quarter of 2014. The constant currency increase in operating costs of information was primarily due to an increase in compensation costs of approximately $10 million, largely due to the Cegedim acquisition, and data costs as we continue to invest in new data sources.

Operating costs of information offerings decreased $9 million, or 1.7%, in the nine months ended September 30, 2015 compared to the same period in the prior year. Included in Operating costs of information for the first nine months of 2014 was $10 million of non-executive cash settled stock appreciation rights (“Phantom SARs”) compensation expense resulting from our IPO in April 2014. Excluding the favorable effect of foreign currency translation of $46 million, as well as non-executive Phantom SARs compensation expense, stock-based compensation related charges and restructuring and related charges, operating costs of information increased 11.3% in the first nine months of 2015 compared to the first nine months of 2014. The constant currency increase in operating costs of information was primarily due to an increase in data costs as we continue to invest in new data sources and higher compensation costs of approximately $23 million, the latter due largely to the Cegedim acquisition.

Direct and Incremental Costs of Technology Services, exclusive of Depreciation and Amortization

Direct and incremental costs of technology services offerings grew $48 million, or 32.1%, in the three months ended September 30, 2015 compared to the same quarter in the prior year. Excluding the favorable effect of foreign currency translation of $18 million, as well as stock-based compensation related charges and restructuring and related charges, direct and incremental costs of technology services grew 44.3% in the third quarter of 2015 compared to the third quarter of 2014. The constant currency increase in direct and incremental costs of technology services was driven primarily by increased compensation costs of $39 million to support the growth in our technology services offerings and data costs directly related to technology services, both largely due to the Cegedim acquisition.

Direct and incremental costs of technology services offerings grew $105 million, or 24.9%, in the nine months ended September 30, 2015 compared to the same period in the prior year. Excluding the favorable effect of foreign currency translation of $45 million, as well as stock-based compensation related charges and restructuring and related charges, direct and incremental costs of technology services grew 36.9% in the first nine months of 2015 compared to the first nine months of 2014. The constant currency increase in direct and incremental costs of technology services was driven primarily by increased compensation costs of $94 million, largely due to Cegedim acquisition and to support the growth in our technology services offerings. Additionally, increases in consulting and professional fees of approximately $20 million and data costs directly related to technology services, both largely due to the Cegedim acquisition, contributed to the growth as compared to the first nine months of 2014.

Selling and Administrative Expenses, exclusive of Depreciation and Amortization

Selling and administrative expenses increased $42 million, or 29.5%, in the three months ended September 30, 2015 compared to the same quarter in the prior year. Excluding the favorable effect of foreign currency translation of $16 million, as well as stock-based compensation related charges, restructuring and related charges and acquisition-related charges, selling and administrative expenses grew 39.0% in the third quarter of 2015 compared to third quarter of 2014. Selling and administrative expenses in constant currency reflected higher compensation expense of approximately $32 million and occupancy expense of approximately $8 million compared to the third quarter of 2014, both of which were largely due to the Cegedim acquisition.

Selling and administrative expenses decreased $59 million, or 10.6%, in the nine months ended September 30, 2015 compared to the same period in the prior year. Included in Selling and administrative expenses for the first nine months of 2014 was $72 million related to the termination of the management services agreement with affiliates of certain of our shareholders and $20 million of non-executive Phantom SARs compensation expense. Excluding the favorable effect of foreign currency translation of $47 million, as well as sponsor monitoring fees, non-executive Phantom SARs compensation expense, stock-based compensation related charges, restructuring and related charges and acquisition-related charges, selling and administrative expenses grew 22.9% in the first nine months of 2015 compared to the first nine months of 2014. Selling and administrative expenses in constant currency reflected higher compensation expense of approximately $73 million and occupancy expense of approximately $15 million compared to the first nine months of 2014, both of which were largely due to the Cegedim acquisition. Partially offsetting this increase was lower professional fees of approximately $8 million in the first nine months of 2015.

Depreciation and Amortization

Depreciation and amortization expense decreased $22 million, or 20.6%, in the three months ended September 30, 2015 compared to the same quarter in the prior year. Depreciation and amortization expense decreased $67 million, or 20.3%, in the nine months ended September 30, 2015 compared to the same period in the prior year. The decreases in both periods were primarily due to certain intangible assets recorded in connection with a merger transaction completed in 2010 that became fully amortized during the first quarter of 2015, partially offset by additional depreciation and amortization expense related to the Cegedim acquisition of approximately $10 million and $20 million in the third quarter and nine months of 2015, respectively.

Severance, Impairment and Other Charges

Severance, impairment and other charges for the three months ended September 30, 2015 were primarily comprised of $16 million of severance. Severance, impairment and other charges for the nine months ended September 30, 2015 were composed of $43 million of severance and $7 million of asset impairment and other charges. Severance, impairment and other charges in the three and nine months ended September 30, 2014 were $4 million and $29 million, respectively. The third quarter of 2014 charge was primarily severance related. The nine months of 2014 charge was primarily comprised of $19 million of severance and $7 million for impaired leases for properties in the U.S. See Severance, Impairment and Other Charges below for further information.

Operating Income (Loss)

Operating income was $89 million in the three months ended September 30, 2015, a decrease of $4 million compared to the same quarter in the prior year. Operating income for the third quarter of 2015 increased $11 million in constant currency terms compared to the third quarter of 2014. Absent the impact of stock-based compensation related charges, acquisition-related charges, restructuring and related charges and purchase accounting adjustments, operating income decreased 9.1% at reported foreign currency rates and increased 3.4% on a constant currency basis for the third quarter of 2015. The increase in operating income on a constant currency basis was a result of higher revenues and lower depreciation and amortization expense, partially offset by increases in operating expenses to support the revenue growth.

Operating income was $276 million in the nine months ended September 30, 2015, an increase of $155 million compared to the same period in the prior year. Included in operating income for 2014 was $72 million related to the termination of a management services agreement with affiliates of certain of our shareholders and $30 million of non-executive Phantom SARs compensation expense. Operating income for the first nine months of 2015 increased $201 million in constant currency terms compared to the first nine months of 2014. Absent the impact of stock-based compensation related charges, acquisition-related charges, restructuring and related charges, purchase accounting adjustments, sponsor monitoring fees and non-executive Phantom SARs compensation expense, operating income decreased 4.4% at reported foreign currency rates and increased 8.2% on a constant currency basis for the first nine months of 2015. The increase in operating income on a constant currency basis was a result of higher revenues and lower depreciation and amortization expense, partially offset by increases in operating expenses to support the revenue growth.

Trends in Operating Margins

Operating margins declined to 12.1% for the three months ended September 30, 2015 from 14.1% for the three months ended September 30, 2014. Margins in both periods were negatively impacted by the effects of foreign currency translation, stock-based compensation related charges, acquisition-related charges, restructuring and related charges and purchase accounting adjustments. Excluding the effects of foreign currency translation and these charges, operating margins were 22.5% and 26.8% in the third quarter of 2015 and 2014, respectively. The period over period decrease in operating margin was primarily due to the lower profitability of the acquired Cegedim businesses.

Operating margins improved to 13.1% for the nine months ended September 30, 2015 from 6.2% for the nine months ended September 30, 2014. Margins in both periods were negatively impacted by the effects of foreign currency translation, stock-based compensation related charges, acquisition-related charges, restructuring and related charges and purchase accounting adjustments. Additionally, margins in 2014 were negatively impacted by non-executive Phantom SARs compensation expense and sponsor monitoring fees. Excluding the effects of foreign currency translation and these charges, operating margins were 24.1% and 26.4% in the first nine months of 2015 and 2014, respectively. The period over period decrease in operating margin was primarily due to the lower profitability of the acquired Cegedim businesses.

Non-Operating Loss, net

Non-operating loss, net was $38 million in the three months ended September 30, 2015, an increase of $3 million compared to the same quarter in the prior year. The increase was primarily due to non-operating income recorded in the prior year quarter that did not repeat in the current year quarter.

Non-operating loss, net was $107 million in the nine months ended September 30, 2015, a decrease of $352 million compared to the same period in the prior year. Interest expense, net of interest income, was $55 million lower than in the first nine months of 2014, primarily due to the redemption of our 12.5% senior notes and senior PIK notes in April 2014. Included in the non-operating loss for the first nine months of 2015 was a $7 million charge related to the remeasurement of our Venezuelan Bolívar account balances compared to a $49 million charge in the first nine months of 2014. Additionally, the hedge of non-U.S. dollar anticipated royalties resulted in a $20 million gain in the first nine months of 2015 compared to a $1 million gain in the first nine months of 2014. Also included in the non-operating loss for the first nine months of 2014 was a $151 million payment of make-whole premiums and $68 million for the write-off of debt issuance costs and discounts, both of which were related to the redemption of our 12.5% senior notes and senior PIK notes in April 2014, and $13 million of debt extinguishment losses and third-party fees related to the 2014 amendment of our senior secured credit facilities.

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

We recorded provisions for income taxes of $8 million and $11 million for the three months ended September 30, 2015 and 2014, respectively, which resulted in an effective tax rate expense of 15.5% and 20.4%, respectively. The effective tax rate expense for the three months ended September 30, 2015 was favorably impacted as a result of profits generated in non-U.S. tax jurisdictions with lower tax rates than the U.S. statutory tax rate. The effective tax rate expense for the three months ended September 30, 2014 was primarily impacted by non-taxable income in the United States related to a change in the fair value of a contingent consideration liability.

We recorded a benefit for income taxes of $219 million and $141 million for the nine months ended September 30, 2015 and 2014, respectively, which resulted in effective tax rate benefits of 129.2% and 41.6%, respectively. The effective tax rate benefit of 129.2% for the nine months ended September 30, 2015 was favorably impacted as a result of profits generated in non-U.S. tax jurisdictions with lower tax rates than the U.S. statutory tax rate. Historically, we provided deferred taxes with respect to all of our non-U.S. subsidiaries’ unremitted earnings. The tax benefit for the nine months ended September 30, 2015 was also favorably impacted as a result of changing our assertion related to our earnings during the first quarter of 2015. We are asserting that the unremitted earnings of our non-U.S. subsidiaries related to prior years, as well as those related to 2015 will be indefinitely reinvested outside the United States. As a result of this change in assertion, we reversed a previously established deferred tax liability of $256 million as a discrete benefit to the first quarter of 2015. We have the intent and ability to indefinitely reinvest our non-U.S. subsidiaries’ unremitted earnings outside the United States as these earnings are no longer expected to be repatriated to the United States to meet our U.S. cash needs. Further, we intend to reinvest the non-U.S. earnings in the growth of our non-U.S. businesses. If the $256 million discrete benefit related to the change in assertion was not recorded in the first quarter of 2015, the effective tax rate would have been 22.2% for the nine months ended September 30, 2015. The effective tax rate benefit of 41.6% for the nine months ended September 30, 2014 was primarily impacted by a significant amount of deductible expenses in the United States related to the redemption of our 12.5% senior notes and senior PIK notes, the termination of the management services agreement with affiliates of the Sponsors and non-executive Phantom SARs compensation expense.

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

The following represents selected geographic information for the regions in which we operate.

(in millions)	Americas(1)	EMEA(2)	Asia Pacific(3)	Corporate & Other	Total
Three Months Ended September 30,
2015
Revenue(4)	$332	$296	$107	$-	$735
Operating income (loss)(5)	48	52	26	(37)	89
2014
Revenue(4)	$302	$245	$109	$-	$656
Operating income (loss)(5)	70	65	36	(78)	93

Nine Months Ended September 30,
2015
Revenue(4)	$955	$830	$324	$-	$2,109
Operating income (loss)(5)	164	161	91	(140)	276

2014
Revenue(4)	$885	$754	$324	$-	$1,963
Operating income (loss)(5)	202	207	106	(394)	121

In April 2015, we realigned our regional reporting so that India, Sri Lanka and Bangladesh are included in EMEA. Previously, these countries had been included in the Asia Pacific region. Additionally in 2015, we made changes to our geographic reporting classifications to move some functions out of Corporate and Other and into the regions. As a result of these changes, reclassifications of prior years’ geographic financial information were made to conform to the current year presentation. The reclassifications did not change previously reported condensed consolidated results of operations.

(1)

Our Americas region includes the United States, Canada and Latin America. Revenue in the United States was $283 million and $249 million for the third quarters of 2015 and 2014, respectively, and $806 million and $718 million for the first nine months of 2015 and 2014, respectively.

(2)	Our EMEA region includes countries in Europe, the Middle East and Africa and the countries of India, Sri Lanka and Bangladesh.
(3)

Our Asia Pacific region includes Japan, Australia and other countries in the Asia Pacific region, excluding India, Sri Lanka and Bangladesh. Revenue in Japan was $58 million and $63 million for the third quarters of 2015 and 2014, respectively, and $181 million and $193 million for the first nine months of 2015 and 2014, respectively.

(4)

Revenue relates to external clients and is primarily based on the location of the client. Revenue for the geographic regions includes the impact of foreign exchange in converting results into U.S. Dollars.

(5)

Operating income (loss) for the three geographic regions does not reflect the allocation of certain expenses that are maintained in Corporate and Other and as such, is not a true measure of the respective regions’ profitability. The Operating income (loss) amounts for the geographic regions include the impact of foreign exchange in converting results into U.S. dollars. The following presents the depreciation and amortization for certain intangible assets recorded in connection with a merger transaction completed in 2010 by region that are included in Corporate and Other:

(in millions)	Americas	EMEA	Asia Pacific
Three Months Ended September 30,
2015	$18	$4	$6
2014	31	21	10
Nine Months Ended September 30,
2015	64	22	19
2014	94	66	30

Americas Region

Revenue in the Americas region grew 9.9% in the three months ended September 30, 2015 compared to the same quarter in the prior year. On a constant currency basis, revenue grew 14.1% in the third quarter of 2015 compared to the third quarter of 2014. Revenue in the Americas region grew 8.0% in the nine months ended September 30, 2015 compared to the same period in the prior year. On a constant currency basis, revenue grew 12.2% in the first nine months of 2015 compared to the first nine months of 2014. The increase in revenues for both the three and nine months ended September 30, 2015 was primarily due to the Cegedim acquisition and, on a constant currency basis, by growth in both technology and applications and real world evidence offerings within technology services in the United States.

Operating income in the Americas region decreased 30.9% in the three months ended September 30, 2015 compared to the same quarter in the prior year. On a constant currency basis, operating income decreased 24.6% in the third quarter of 2015 compared to the third quarter of 2014. The decrease in constant currency operating income in the third quarter of 2015 was a result of increases in operating expenses of $60 million, largely due to the Cegedim acquisition and to support the revenue growth in the region, partially offset by revenue growth. Operating income in the Americas region decreased 19.2% in the nine months ended September 30, 2015 compared to the same period in the prior year. On a constant currency basis, operating income decreased 11.8% in the first nine months of 2015 compared to the first nine months of 2014. The decrease in constant currency operating income in the first nine months of 2015 was a result of increases in operating expenses of $130 million, largely due to the Cegedim acquisition and to support the revenue growth in the region, partially offset by the revenue growth. Excluding $12 million of non-executive Phantom SARs compensation expense and $7 million impairment of a leased property included in the first nine months of 2014, operating expenses grew $149 million.

EMEA Region

Revenue in the EMEA region grew 20.7% in the three months ended September 30, 2015 compared to the same quarter in the prior year. On a constant currency basis, revenue grew 39.2% in the third quarter of 2015 compared to the third quarter of 2014. Revenue in the EMEA region grew 10.0% in the nine months ended September 30, 2015 compared to the same period in the prior year. On a constant currency basis, revenue grew 28.4% in the first nine months of 2015 compared to the first nine months of 2014. The increase in revenues for both the three and nine months ended September 30, 2015 was primarily due to the Cegedim acquisition and, on a constant currency basis, by growth in our real world evidence, technology and applications and work flow analytics offerings within technology services, as well as solid growth in information offerings.

Operating income in the EMEA region declined 20.4% in the three months ended September 30, 2015 compared to the same quarter in the prior year. On a constant currency basis, operating income declined 1.1% in the third quarter of 2015 compared to the third quarter of 2014. The decrease in constant currency operating income in the third quarter of 2015 was a result of increases in operating expenses of $97 million, including higher severance expense, largely due to the Cegedim acquisition and to support the revenue growth, partially offset by strong revenue growth in the region. Operating income in the EMEA region declined 22.1% in the nine months ended September 30, 2015 compared to the period in the prior year. On a constant currency basis, operating income declined 0.5% in the first nine months of 2015 compared to the first nine months of 2014. The decrease in constant currency operating income in the first nine months of 2015 was a result of increases in operating expenses of $211 million, including higher severance expense, largely due to the Cegedim acquisition and to support the revenue growth, partially offset by strong revenue growth in the region. Excluding $10 million of non-executive Phantom SARs compensation expense included in the first nine months of 2014, operating expenses grew $221 million.

Asia Pacific Region

Revenue in the Asia Pacific region decreased 1.6% in the three months ended September 30, 2015 compared to the same quarter in the prior year. On a constant currency basis, revenue grew 11.1% in the third quarter of 2015 compared to the third quarter of 2014.

Revenue in the Asia Pacific region grew 0.1% in the nine months ended September 30, 2015 compared to the same period in the prior year. On a constant currency basis, revenue grew 11.6% in the first nine months of 2015 compared to the first nine months of 2014. The increase in revenues on a constant currency basis for both the three and nine months ended September 30, 2015 was primarily due to the Cegedim acquisition. Additionally, the increase in constant currency revenue in the nine months ended September 30, 2015 resulted from growth in our work flow analytics, technology and applications and consulting offerings within technology services.

Operating income in the Asia Pacific region declined 28.0% in the three months ended September 30, 2015 compared to the same quarter in the prior year. On a constant currency basis, operating income declined 10.8% in the third quarter of 2015 compared to the third quarter of 2014. The decrease in constant currency operating income in the third quarter of 2015 was primarily a result of increases in operating expenses of $16 million, largely due to the Cegedim acquisition, partially offset by the revenue increase. Operating income in the Asia Pacific region declined 13.7% in the nine months ended September 30, 2015 compared to the same period in the prior year. On a constant currency basis, operating income grew 4.0% in the first nine months of 2015 compared to the first nine months of 2014. The increase in constant currency operating income in the first nine months of 2015 was primarily a result of the revenue increase, partially offset by increases in operating expenses of $33 million, largely due to the Cegedim acquisition.

How Exchange Rates Affect our Results

We operate globally, deriving a significant portion of our operating income from non-U.S. operations. As a result, fluctuations in the value of foreign currencies in which we transact business relative to the U.S. Dollar may increase the volatility of U.S. Dollar operating results. We enter into foreign currency forward contracts to partially offset the effect of currency fluctuations and the impact of these forward contracts is reflected in Other income (loss), net on the Condensed Consolidated Statements of Comprehensive Income (Loss). Foreign currency translation decreased our U.S. Dollar revenue growth by approximately 11.0 percentage points in the third quarter of 2015 and 10.9 percentage points in the first nine months of 2015 and increased our operating income decline by 16.4 percentage points in the third quarter of 2015 and decreased our operating income growth by 51.1 percentage points for the first nine months of 2015.

Non-U.S. monetary assets are maintained in currencies other than the U.S. Dollar, principally the Swiss Franc, Euro and the Japanese Yen, and as such, the reported values of these assets may be significantly affected by fluctuations in foreign exchange rates. At September 30, 2015, the Swiss Franc, Euro and Japanese Yen exchange rates were weaker against the U.S. Dollar compared to December 31, 2014. Where monetary assets are held in the functional currency of the local entity, changes in the value of these currencies relative to the U.S. Dollar are reflected in accumulated other comprehensive income in the Condensed Consolidated Statements of Financial Position. The effect of exchange rate changes, which included the charges taken for our Venezuelan operations in both years, decreased the U.S. Dollar amount of cash and cash equivalents by $23 million and $62 million during the first nine months of 2015 and 2014, respectively.

Liquidity and Capital Resources

We fund our liquidity needs for capital investment, working capital, and other financial commitments through cash flow from operations and our Senior Secured Credit Facilities (as defined below). At September 30, 2015, cash and cash equivalents were $394 million and our total indebtedness was $4,275 million. Additionally, we had $188 million available for borrowing under our Senior Secured Credit Facility. In addition to operating cash flows, other factors that affect our overall management of liquidity include capital expenditures, software development costs, acquisitions, debt service requirements, adequacy of our revolving credit facility and access to the capital markets.

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

We believe we will have available resources to meet both our short-term and long-term liquidity requirements, including our debt service. We expect that the cash flow from our operations, combined with existing cash and amounts available under the secured revolving credit facility, will provide sufficient liquidity to fund our current obligations, projected working capital requirements, restructuring obligations and capital spending over the next year. While our board of directors reviews our dividend policy from time to time, we currently do not intend to pay dividends in the foreseeable future. In addition, we may, from time to time, purchase, repay, redeem or retire any of our outstanding debt or equity securities in privately negotiated or open market transactions, by tender offer or otherwise. Over the next twelve months, we currently expect that we will use our cash and cash equivalents primarily to fund:

•	principal and interest payments of approximately $230 million;

•

development of software to be used in our new products and capital expenditures of $165 million to $175 million to expand and upgrade our information technology capabilities and to equip facilities to house our business;

•	payments of approximately $39 million related to our employee severance plans;
•	pension and other postretirement benefit plan contributions of approximately $11 million;
•	acquisitions and potential payments for contingent consideration; and
•	share repurchases.

Cash Flows

Cash and cash equivalents increased $4 million to $394 million at September 30, 2015 compared to $390 million at December 31, 2014. The increase reflects cash provided by operating activities of $326 million and financing activities of $283 million, partially offset by cash used in investing activities of $582 million and a decrease in cash of $23 million due to the effect of exchange rate changes.

Net cash provided by operating activities amounted to $326 million for the nine months ended September 30, 2015 compared to cash used of $37 million for the nine months ended September 30, 2014. Cash flows from operating activities for the first nine months of 2015 reflects higher cash-related net income of $228 million and favorable working capital movements of $102 million, primarily due to lower interest payments in 2015, the timing of other payments and the collection of receivables, partially offset by higher severance payments in 2015. Cash flows from operating activities for the first nine months of 2014 included $72 million paid to terminate the management services agreement, $151 million paid for make-whole premiums related to the repayment of our 12.5% senior notes and senior PIK notes and $30 million paid to the holders of the outstanding Phantom SARs. Interest paid was $90 million lower in the first nine months of 2015, primarily due to the redemption of our 12.5% senior notes and senior PIK notes in conjunction with our IPO in April 2014.

Net cash used in investing activities amounted to $582 million for the nine months ended September 30, 2015, an increase in cash used of $375 million compared to the nine months ended September 30, 2014. The increase is primarily due to higher payments for acquisitions in 2015, including the Cegedim acquisition, partially offset by lower capital expenditures in the first nine months of 2015 as 2014 included the purchase of an office building in India, and a premium paid for the interest rate caps purchased in April 2014.

Net cash provided by financing activities amounted to $283 million for the nine months ended September 30, 2015, compared to net cash used of $65 million for the nine months ended September 30, 2014. Cash flows from financing activities for the first nine months of 2015 is primarily comprised of the issuance of the 4.125% Senior Notes in March 2015 and additional term loans resulting from the 2015 Amendment to our Senior Secured Credit Facilities in May 2015 and proceeds from equity plan activity, partially offset by the repurchase of our common stock. Cash flows from financing activities for the first nine months of 2014 was primarily comprised of the repayment of our 12.5% senior notes and senior PIK notes, the payment of contingent consideration relating to a 2013 acquisition and the payment of debt amendment fees related to the 2014 Amendment (as defined below), partially offset by the net proceeds received from the IPO, proceeds from the issuance of Term A loans and higher net borrowings under our revolving credit facility in 2014.

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

Debt

At September 30, 2015, our principal amount of debt outstanding totaled $4,296 million. Management does not believe that this level of debt poses a material risk to us due to the following factors:

•	in the last two calendar years combined, we have generated strong net cash provided by operating activities of $524 million;
•	at September 30, 2015, we had $394 million in worldwide cash and cash equivalents; and
•	at September 30, 2015, we had a $500 million revolving credit facility, of which $188 million was unused.

The following table summarizes our debt at the dates indicated:

	September 30,	December 31,
(in millions)	2015	2014
Senior Secured Credit Facilities:
Senior Secured Term A Loan due 2019—USD LIBOR at average floating rates of 2.58%	$490	$307
Senior Secured Term A Loan due 2019—EUR LIBOR at average floating rates of 2.25%	140	158
Senior Secured Term B Loan due 2021—USD LIBOR at average floating rates of 3.50%	1,722	1,735
Senior Secured Term B Loan due 2021—EUR LIBOR at average floating rates of 3.75%	824	901
Revolving Credit Facility due 2019:
U.S. Dollar denominated borrowings—USD LIBOR at average floating rates of 2.63%	312	215
4.125% Senior Notes due 2023 - Euro denominated	308	—
6.00% Senior Notes due 2020 - U.S. Dollar denominated	500	500
Principal Amount of Debt	4,296	3,816
Less: Unamortized Discounts	(21)	(23)
Total Debt	$4,275	$3,793

Senior Secured Credit Facilities

In May 2015, IMS Health Incorporated (“IMS Health”), our indirect wholly-owned subsidiary, entered into an amendment (the “2015 Amendment”) to the Third Amended and Restated Credit and Guaranty Agreement, dated as of March 17, 2014, among IMS Health, IMS AG and IMS Japan K.K., as co-borrowers, Healthcare Technology Intermediate Holdings, Inc., Bank of America, N.A. and the other lenders party thereto (as amended by the 2015 Amendment, the “Credit Agreement” and, together with the related security and other documents for the senior secured term loan facilities and the senior secured revolving facility, the “Senior Secured Credit Facilities”). The 2015 Amendment increased outstanding commitments under our existing Term A loans by $200 million. The proceeds from the additional term loans were used to fund a portion of our repurchase of our common shares in May 2015. See Note 8 to our Condensed Consolidated Financial Statements for further information on the share repurchase. As a result of the 2015 Amendment, we incurred $2 million of third party fees, which will be amortized as a component of interest expense.

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

At September 30, 2015, IMS Health, IMS AG and IMS Japan K.K., as co-borrowers, had an aggregate $500 million revolving credit facility, of which $188 million was unused. The Senior Secured Credit Facilities are secured by a security interest in substantially all of Healthcare Technology Intermediate Holdings, Inc.’s, IMS Health’s and the U.S. subsidiary guarantors’ tangible and intangible assets, including the stock of IMS Health and certain of IMS Health’s U.S. restricted subsidiaries and a portion of the stock of IMS Health’s non-U.S. restricted subsidiaries directly owned by Healthcare Technology Intermediate Holdings, Inc., IMS Health or a U.S. subsidiary guarantor. In addition, the obligations of IMS AG are guaranteed by certain of its Swiss restricted subsidiaries and are secured by certain assets of IMS AG and the Swiss guarantors, including the stock of the Swiss guarantors. The obligations of IMS Japan K.K. are secured by certain of its assets. There have been no borrowings by IMS Japan K.K. to date.

Senior Notes

In anticipation of the Cegedim acquisition, IMS Health issued €275 million aggregate principal amount of its 4.125% Senior Notes due in April 2023 on March 30, 2015. The proceeds, along with cash on hand, were used on April 1, 2015, to fund the Cegedim acquisition and pay fees and expenses of $5 million in connection with the debt offering. See Note 2 to our Condensed Consolidated Financial Statements for more information on the Cegedim acquisition. Interest on the 4.125% Senior Notes is payable semi-annually each year, commencing on October 1, 2015. The 4.125% Senior Notes are guaranteed on a senior unsecured basis by IMS Health’s wholly-owned domestic subsidiaries that are guarantors under the Senior Secured Credit Facilities. We may redeem the 4.125% Senior Notes, in whole or in part, at any time prior to April 1, 2018 at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium. On or after April 1, 2018, we may redeem all or a portion of the 4.125% Senior Notes at predetermined redemption prices set forth in the indenture governing the 4.125% Senior Notes plus accrued and unpaid interest to the date of redemption.

In addition to the 4.125% Senior Notes, IMS Health has outstanding $500 million aggregate principal amount of 6% Senior Notes due in November 2020 (the “6% Senior Notes”). Interest is payable semi-annually each year. The 6% Senior Notes are guaranteed on a senior unsecured basis by IMS Health’s wholly-owned domestic subsidiaries that are guarantors under the Senior Secured Credit Facilities. We may redeem all or a portion of the 6% Senior Notes at predetermined redemption prices set forth in the indenture governing the 6% Senior Notes plus accrued and unpaid interest to the date of redemption.

Other

In connection with our IPO in April 2014, we redeemed our 12.5% senior notes and senior PIK notes and incurred a loss on extinguishment of debt of $219 million in the second quarter of 2014, consisting of a $151 million in aggregate payments for make-whole premiums related to such redemptions and $68 million write-off of debt issuance costs and discounts.

The Senior Secured Credit Facilities and the indentures for the 4.125% Senior Notes and 6% Senior Notes provide for certain covenants and events of default customary for similar instruments, including a covenant not to exceed a specified ratio of consolidated senior secured net indebtedness to Consolidated EBITDA, as defined in the Credit Agreement, and a covenant to maintain a specified minimum interest coverage ratio. If an event of default occurs under any of our or our subsidiaries’ financing arrangements, the creditors under such financing arrangements will be entitled to take various actions, including the acceleration of amounts due under such arrangements, and in the case of the lenders under the revolving credit facility and New Term Loans, other actions permitted to be taken by a secured creditor. At September 30, 2015, we were in compliance with the financial covenants under our financing arrangements.

Severance, Impairment and Other Charges

As a result of ongoing cost reduction efforts, we recorded severance charges consisting of global workforce reductions to streamline our organization. The following table sets forth the activity in our severance-related reserves for the nine months ended September 30, 2015:

(in millions)	2015 Plan(1)	2013 and 2014 Plans(2)
Balance at December 31, 2014	$—	$18
Charges	43	—
Cash payments	(13)	(12)
Balance at September 30, 2015	$30	$6
(1)

In the first quarter of 2015, we implemented a restructuring plan (the “2015 Plan”) and recorded a pre-tax severance charge of $12 million. In the second and third quarters of 2015, we recorded additional pre-tax severance charges of $15 million and $16 million, respectively. We anticipate that there may be further charges recorded under the 2015 plan during the balance of fiscal year 2015. We expect that cash outlays related to the 2015 Plan will be substantially complete by the end of 2016.

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

Other charges

During the nine months ended September 30, 2015, we recorded impairment charges of $7 million. The charge is primarily comprised of the write-off of the value of computer software that was no longer in use and contract-related charges for which we will not realize any future economic benefits.

During the nine months ended September 30, 2014, we recorded impairment charges of $10 million, of which $7 million related to impaired leases for properties in the United States and $3 million for the write-down of certain assets and contract-related charges for which we will not realize any future economic benefits.

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

Contractual Obligations

Following the issuance of our 4.125 % Senior Notes and the 2015 Amendment to our Credit Agreement during the nine months ended September 30, 2105, our future scheduled debt principal payments and estimated interest payments, based on rates as of September 30, 2015, are $58 million for the remainder of 2015, $469 million for 2016-2017, $1,216 million for 2018-2019 and $3,418 million thereafter.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our quantitative and qualitative disclosures about market risk during the nine months ended September 30, 2015 as compared to the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the year ended December 31, 2014, except as discussed below.

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

In 2014, the Venezuelan government significantly expanded the use of the Supplementary Foreign Currency Administration System (“SICAD”) I exchange market and created a third exchange market called SICAD II, which we utilized to remeasure our Venezuelan Bolívar account balances beginning on June 30, 2014. As a result of the change to the SICAD II rate from the official exchange rate, we recorded a pre-tax charge of $49 million to foreign exchange loss within Other income (loss), net in the second quarter of 2014. In February 2015, the Venezuelan government announced that the SICAD II market would no longer be available, and a new foreign exchange market system ("SIMADI") was created. SIMADI has exchange rates significantly less favorable than SICAD II. As a result of the change to the SIMADI rate, we recorded a pre-tax charge of $7 million to foreign exchange loss within Other income (loss), net in the first quarter of 2015. At September 30, 2015, the SIMADI rate was approximately 199 Bolívars to one U.S. Dollar. The net assets held and revenue generated by our Venezuelan subsidiaries were not material to our consolidated results as of September 30, 2015. We will continue to monitor any future impact of these mechanisms on the exchange rate we use to remeasure our Venezuelan subsidiaries financial statements.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on November 3, 2015.

IMS HEALTH HOLDINGS, INC.

/s/ Ronald E. Bruehlman
Ronald E. Bruehlman Senior Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)