Form 10-K
period 2015-12-31
IMS Health Holdings, Inc.
filed 2016-02-19
CIK 1595262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015 was $3.994 billion.

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	329,338,615 shares outstanding as of February 10, 2016

DOCUMENTS INCORPORATED BY REFERENCE

Part III—Portions of the registrant’s Proxy Statement relating to the 2016 Annual Meeting of Shareholders.

IMS HEALTH HOLDINGS, INC.

2015 Annual Report on Form 10-K

Cautionary Note Regarding Forward-Looking Statements

This annual report on Form 10-K, as well as other written reports and oral statements that we make from time to time, includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995  Forward-looking statements are neither historical facts nor  guarantees that the future results, plans, intentions or expectations expressed or implied will be achieved. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, and other future conditions. Forward-looking statements can be identified by words such as “anticipate,” “believe,” “envision,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “ongoing,” “contemplate” and other similar expressions, although not all forward-looking statements contain these identifying words. Examples of forward-looking statements include, among others, statements we make regarding:

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

•	imposition of restrictions on our current and future activities under data protection and privacy laws;
•	breaches or misuse of our or our outsourcing partners’ security or communications systems could expose us, our clients, our data suppliers or others to risk of loss;
•	hardware and software failures, delays in the operation of our computer and communications systems or the failure to implement system enhancements;
•	consolidation in the industries in which our clients operate may reduce the volume of offerings purchased by consolidated clients following an acquisition or merger;
•	our ability to protect our intellectual property rights and our susceptibility to claims by others that we are infringing on their intellectual property rights;
•	the risks associated with operating on a global basis, including fluctuations in the value of foreign currencies relative to the U.S. Dollar, and the ability to successfully hedge such risks;
•	general economic conditions in the markets in which we operate, including financial market conditions; and
•	the other factors set forth in the “Risk Factors” section of this annual report and in other public filings with the SEC.

Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward-looking statements or to publicly announce the results of any revisions to any of those statements whether as a result of new information, future developments or otherwise.

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

Trademarks and Service Marks

We own or have rights to trademarks and service marks that we use in connection with the operation of our business, including IMS Health, IMS, the IMS logo, IMS One, MIDAS, One Key, Xponent, DDD, MD360 Provider Performance Management and Evidence360. All other trademarks or service marks appearing in this annual report that are not identified as marks owned by us are the property of their respective owners.

Solely for convenience, the trademarks, service marks and trade names referred to in this annual report are listed without the ®, (sm) and (TM) symbols, but we will assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks and trade names. We do not intend our use or display of other companies’ trademarks or service marks to imply an endorsement or sponsorship of us by such other companies.

PART I

In this Annual Report on Form 10-K, the terms “Company,” “IMS,” “we,” “our” or “us” refer to IMS Health Holdings, Inc. and its consolidated subsidiaries unless otherwise stated or indicated by context.

Item 1. Business

Our Company

We are a leading global information and technology services company providing clients in the healthcare industry with comprehensive solutions to measure and improve their performance. We have one of the largest and most comprehensive collections of healthcare information in the world, spanning sales, prescription and promotional data, medical claims, electronic medical records and social media. Our scaled and growing data set contains over 15 petabytes of unique data and over 500 million comprehensive, longitudinal, anonymous patient records (i.e., records that are linked over time for each anonymous individual across healthcare settings). Based on this data, we deliver information and insights on approximately 90% of the world’s pharmaceuticals, as measured by sales revenue. We standardize, organize, structure and integrate this data by applying our sophisticated analytics and leveraging our global technology infrastructure to help our clients run their organizations more efficiently and make better decisions to improve their operational and financial performance. We have a presence in over 100 countries, including high growth emerging markets, and we generated 61% of our $2.92 billion of 2015 revenue from outside the United States. Financial information about our revenues and assets by geographic regions is included in Note 16, Operations by Business Segment, to our Consolidated Financial Statements.

We serve key healthcare organizations and decision makers around the world, spanning the breadth of life science companies, including pharmaceutical, biotechnology, consumer health and medical device manufacturers, as well as distributors, providers, payers, government agencies, policymakers, researchers and the financial community. The breadth of the intelligent, actionable information we provide is not comprehensively available from any other source and our scope of offerings would be difficult and costly for another party to replicate. As a result, our information and technology services offerings, which we have developed with significant investment over our 60+ year history, are deeply integrated into our clients’ workflow. We maintain long-standing relationships and high renewal rates with our clients due to the value of the services and solutions we provide. The average length of our relationships with our top 25 clients, as measured by revenue, is over 25 years and our retention rate for our top 1,000 clients from 2014 to 2015 was 99%. We have significant visibility into our financial performance, as historically almost 70% of our revenue has recurred annually, principally because our information and technology services offerings are critical to our clients’ daily decision-making and are sold primarily through subscription and service contracts.

In February 2010, we completed a going private transaction, accomplished through a merger (the “Merger”) with Healthcare Technology Acquisition, Inc., an indirect wholly-owned subsidiary of IMS Health Holdings, Inc., which is controlled by investment entities affiliated with TPG Global, LLC, CPP Investment Board Private Holdings Inc., and Leonard Green & Partners, L.P (collectively, the “Sponsors”). In April 2014, we completed our Initial Public Offering (“IPO”) of our common stock, which began trading on the New York Stock Exchange under the symbol “IMS”, and in May and August 2015 completed two secondary offerings of our common stock for our Sponsors. As of December 31, 2015, the Sponsors collectively remained our majority shareholders.

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

•

A staff of more than 15,000 professionals across the globe, including over 1,200 experts in areas such as biostatistics, data science, bioinformatics, healthcare economics, outcomes research, epidemiology, pharmacology and key therapeutic areas;

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

We believe our mission-critical relationships with our life science clients are reflected in the role we play within four important areas of decision-making related to their product portfolios: Research and Development, Pre-Launch, Launch and In-Market. Over the last three years, we have introduced software and services applications that have further deepened our level of client integration by enabling our clients to enhance and automate many components of these key decision-making processes.

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

We generate revenue through local sales teams that manage client relationships in each region and go to market locally with our full suite of information and technology services offerings. Total global revenue from our information offerings, including national and sub-national information services represented approximately 51% of our 2015 revenue. Total global revenue from our technology services offerings, which include hosted and cloud-based applications, implementation services, subscription software, analytic services and consulting, represented approximately 49% of our 2015 revenue. We believe the data from our information offerings, when combined with our technology services offerings, can provide valuable insights to our clients and can increase the speed and effectiveness of decision making while also simplifying processes and reducing complexity and costs. Increasing demand from our clients for broader and more integrated offerings has been an important driver of our growth in technology services revenue, which grew at a constant currency compound annual growth rate (“CAGR”) of approximately17% between 2010 and 2015.

Ari Bousbib was appointed as our Chief Executive Officer on August 16, 2010 following the purchase of our Company by our Sponsors in February 2010, which we refer to as the Merger. Over the past four years, Mr. Bousbib and the management team have made substantial investments in human capital, technology and services infrastructure to expand the breadth of our platform and the number of constituents we serve within the healthcare value chain. Examples of our strategic investments and operational changes include:

•	improving our operating efficiency by streamlining our organization, deploying lean methodologies throughout our global operations, and standardizing and automating processes;
•	in-sourcing development activities and capabilities, with more than 80% of our development resources in-house as of 2015 year end, compared to approximately 30% in 2010;
•	increasing our offshore delivery resources to over 3,000 people as of 2015 year end, compared to 250 in 2010, which has driven substantial productivity improvement;
•	shifting our employee mix, with approximately 50% now client-facing as of 2015 year end, compared to approximately 33% in 2010; and
•

expanding our offerings and capabilities by investing approximately $1.9 billion in 42 complementary acquisitions, internal development projects and capital expenditures since the beginning of 2011 through 2015 year end.

These strategic investments and operational changes have transformed our organization into a more client-centric, service oriented, high-performance culture. Since the Merger through the end of 2015, we added approximately 17,700 employees to the organization and oversaw the departure of approximately 9,300 employees from the organization, reflecting the various strategic and operational changes described above. We estimate that over 75% of our more than 15,000 employees have joined us since the Merger through the end of 2015.

We believe our investments in people, technology and services have enabled us to significantly expand our addressable market and capture an additional portion of our clients’ spend by providing more powerful technology solutions and new insight-driven services. The following financial performance metrics have improved significantly between 2010 and 2015:

•	revenue increased to $2.92 billion, generating a CAGR of 6.2% on an as reported basis and 8.5% on a constant currency basis;
•	Adjusted EBITDA increased to $886 million, generating a CAGR of 7.4% on an as reported basis and 10.0% on a constant currency basis; and
•	Adjusted EBITDA as a percentage of revenue increased to 30.3% from 28.7% on a reported basis.

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

We believe there are five key trends affecting our end markets that will create increasing demand for our information and technology services solutions:

Growth and innovation in the life sciences industry. The life sciences industry is a large and critical part of the global healthcare system, and, according to the latest information available from the IMS Market Prognosis service, is estimated to have generated approximately $1.1 trillion in revenue in 2015. According to our research, revenue growth in the life sciences industry globally is expected to range from 4% to 7% between 2016 and 2020, up from growth of 2.8% in 2012. The IMS Institute also estimates that 225 new molecular entities (“NMEs”) are expected to be approved between 2016 and 2020, compared to 184 between 2011 and 2015, and 146 between 2006 and 2010.

Growth in access to healthcare in emerging markets. We believe there will be significant growth in healthcare spending in emerging markets, driven predominantly by a rapidly growing middle class in countries such as China and India. According to the IMS Institute, it is estimated that spending on pharmaceuticals in emerging markets will expand at a 7 to 10% CAGR through 2020. The rapid growth of emerging markets is making these geographies strategically important to life sciences organizations and, consistent with their approach in the developed markets, we expect these organizations to apply a high degree of sophistication to their commercial operations in these countries. For global companies, this requires highly localized knowledge and information assets, the development of market access strategies and benchmarking performance. In addition, local players are learning that they need to compete on the basis of improved information and analytics.

Financial pressures driving the need for increased efficiency. Despite expected accelerating growth in the global life sciences market, we believe our clients will face operating margin pressure due to their changing product mix, pricing and reimbursement challenges, and rising costs of compliance. Product portfolios for life sciences companies have shifted toward specialty products with lower peak market sales potential than traditional primary care medicines. Our clients are looking for new ways to simplify processes and drive operational efficiencies including by using automation, consolidating vendors and adopting new technology options such as hosted and cloud-based applications. This provides opportunities for technology services vendors to capture and consolidate internal spending by providing lower-cost and variable-cost options that lower clients’ research and development, selling, marketing and administrative costs.

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

In order to derive valuable insights from existing and expanding sources of information, clients need access to statistically significant data sets organized into databases that can be queried and analyzed. For example, RWE studies demonstrate practical and clinical efficacies, which we believe require the aggregation and integration of large clinical data sets across all care settings, types of therapies and patient cohorts. Longitudinal studies require analysis of anonymous patient diagnoses, treatments, procedures and laboratory test results to identify types of patients that will likely best respond to particular therapies. Finally, manufacturers also require the ability to analyze social media activity to identify the specific patient and advocacy groups that influence the adoption of new orphan drugs. This information is highly relevant to all healthcare stakeholders and we believe the opportunity to more broadly apply healthcare data can only be realized through structuring, organizing and integrating new and existing forms of data in conjunction with sophisticated analytics.

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

Our Strengths

Comprehensive information assets and collection network. The scale of our information assets, breadth and depth of our data supplier network, and our global reach are distinct advantages as clients value quality, consistency and continuity across geographies to accurately measure trends and their performance. With over 15 petabytes of proprietary data sourced from over 100,000 data suppliers covering over 800,000 data feeds globally, we have one of the largest and most comprehensive collections of healthcare information in the world, which includes over 500 million comprehensive, longitudinal anonymous patient records. Based on this data, we deliver information and insights on approximately 90% of the world’s pharmaceuticals, as measured by sales revenue. We have proprietary healthcare data management and projection methodologies developed over a long history, which enable us to extrapolate more precise insights from large-scale databases to provide greater granularity and segmentation for our clients. We continue to invest in new technology to source data that is valued by our clients, including social media analytics and mobile health solutions to continuously add records to our data sets, and refine our information and analytic methods. Use of our proprietary encryption technologies allows anonymous information to be linked across different care settings and across data sets, resulting in more complete healthcare information about anonymous patients and a deeper understanding of real world treatment, cost and outcomes.

Scaled healthcare specific technology infrastructure. To manage our proprietary, global information base, we have built what we believe is one of the largest and most sophisticated information technology infrastructures in healthcare. By processing data from over 55 billion healthcare transactions annually, our infrastructure connects complex healthcare data while applying a wide range of privacy, security, operational, legal and contractual protections for data in response to local law, supplier requirements and industry leading practices. We have Offering Development and Delivery Hubs, along with global and regional Centers of Excellence (“COEs”) around the world, and more than 15,000 associates, including over 1,200 experts in areas such as biostatistics, data science, bioinformatics, healthcare economics, outcomes research, epidemiology, pharmacology and key therapeutic areas. Our distributed global operations infrastructure allows us to support client deliverables 24 hours a day, seven days a week, in more than 100 countries. We believe the scale, global footprint and connectivity our infrastructure provides is unique within the healthcare vertical and will be of increasing value to our clients in a period where cost pressures will grow.

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

Long standing client relationships that are expanding. The breadth of the intelligent, actionable information we provide is not comprehensively available from any other source and would be difficult and costly for another party to replicate. We believe our information and technology services are deeply integrated into our clients’ workflow. We maintain long-standing relationships and high renewal rates with clients due to the value of the services and solutions we provide, as well as support the need for globally consistent information to enable comprehensive trend analysis at the local, regional, national and multi-country levels. For example, we believe the majority of pharmaceutical companies across more than 50 countries rely on our information to monitor the performance of their sales representatives and use it as a key factor in making ongoing compensation decisions. The average length of our relationships with our top 25 clients, as measured by revenue, is over 25 years and our retention rate for our top 1,000 clients from 2014 to 2015 was 99%. Serving over 5,000 clients creates significant opportunity to expand the breadth of services we provide to our clients.

Unique and scalable operating model. We believe we have an attractive operating model due to the scalability of our solutions, the recurring nature of our revenue and the low capital intensity/high free cash flow conversion of our business. Our global infrastructure and healthcare focus allows us to provide large-scale healthcare data, technology and service solutions to clients rapidly and cost-effectively. In 2015, our revenue generated by information offerings represented approximately 51% of our total revenue, approximately 90% of which came from subscription or licensed-based contracts in each of the last three fiscal years and, as a result, has historically been recurring and predictable. Given the fixed-cost nature of our data, we are able to scale our solutions quickly and at low marginal cost. Revenue from our technology services offerings represented approximately 49% of our total revenue, consisting of a mix of projects, large-scale engagements, multi-year outsourcing contracts and multi-year Software-as-a-Service (“SaaS”) licenses. Additionally, we have executed a multi-year plan to streamline our organization and enhance our technology platform to accommodate more complex analytics and significant additional data volumes with limited incremental technology costs. We believe our recurring revenue, combined with our leading offerings will continue to contribute to our long-term growth and strong operating margins and flexibility in allocating capital.

Our Growth Strategy

We believe we are well positioned for continued growth across the markets we serve. Our strategy for achieving growth includes:

Build upon our extensive client relationships. We have a diversified base of over 5,000 clients in over 100 countries, and have expanded our client value proposition since the Merger to now address a broader market for information and technology services which we estimate to be $50 billion. Through the development of IMS One and focused internal and external development of key client applications, such as customer relationship management (“CRM”), channel management, incentive compensation, social media and clinical trials optimization, we have built a platform that allows us to be a more complete partner to our clients. We believe we are in the early stages of penetrating this expanding market within our global life sciences client base. Key elements of this strategy include:

•	further integrating our existing technology services to provide clients with interoperable solutions;
•	increasing the number of clients that leverage our technology services offerings, including IMS One;
•	using our global presence and efficient operating model to scale new applications and solutions rapidly and efficiently across clients, markets and geographies; and
•	expanding the number of clients that choose to drive efficiencies by consolidating their vendor needs with us.

Capitalize on our presence in emerging markets. We believe China, India, Brazil and Russia, together with many of the 50-plus other emerging markets in which we operate, will accelerate their healthcare spending over the next five years. We have an established presence in these markets, generating $473 million of revenue for 2015 (approximately 16% of our revenue) and growing at approximately 13% constant currency CAGR since 2010. We serve both multinational companies and local clients. For example, China has over 5,000 domestic pharmaceutical companies, a number of which are large with global aspirations. Key elements of this strategy include:

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

Continue to innovate. We believe a significant opportunity exists to continue to enhance our information and analytics offerings and expand our technology services offerings to capitalize on the evolving healthcare environment. Our recent investments in human capital, technology and services capabilities position us to continue to pursue rapid innovation within the life sciences sector and the broader healthcare marketplace. An example of a recent innovation includes our development of E360, a suite of SaaS solutions applications designed for RWE, that enables pharmaceutical customers to manage, access, and analyze patient-level real-world data sets to enable real-time analytics, dramatically cutting the time and effort needed to work with the data.

Expand portfolio through strategic acquisitions. We have and expect to continue to acquire assets and businesses that strengthen our value proposition to clients. We have developed an internal capability to source, evaluate and integrate acquisitions that have created value for stockholders. Since the beginning of 2011, we have invested approximately $1.2 billion in 42 acquisitions. As the global healthcare landscape evolves, we expect that there will be a growing number of acquisition opportunities across the life sciences, payer and provider sectors. We will continue to invest in strategic acquisitions to grow our platform and enhance our ability to provide more services to our clients and expect to seek opportunities, primarily in the areas of technological platforms, data suppliers and consulting services providers.

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

Our principal information offerings include:

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

OneKey. Our widely used reference database that tracks more than 14 million healthcare professionals in 70+ countries, providing a comprehensive view of health care practitioners that is critical for the commercial success of marketing and sales initiatives.

Our principal technology services offerings include:

Technology solutions. We provide an extensive range of cloud-based applications and associated implementation services. SaaS solutions support a wide range of commercial and regulatory processes, including multi-channel marketing, CRM, performance management, incentive compensation, territory alignment, roster management, call planning, compliance reporting and Master Data Management. These solutions are used by healthcare companies to manage, optimize and execute their commercial strategies in an orchestrated manner while meeting their regulatory obligations. Using proprietary algorithms, we combine our country-level data, healthcare expertise and therapeutic knowledge in over 100 countries to create our Global Market Insight family of offerings such as MIDAS, Analytics Link and Disease Insights, which provides a leading source of insight into international market dynamics and are used by most large pharmaceutical companies.

Real-World Evidence solutions. We enable clients to use anonymous patient-level data to understand treatments, outcomes, and costs to inform and advance healthcare decision making. With patient privacy and security safeguards, we offer data assets that integrate medical claims, prescriptions, electronic medical records, biomarkers and government statistics as needed for research requirements. Our propriety technologies and advanced analytic skills enable us to help clients manage and use this information to understand the effectiveness and economic efficiency of drugs in real-world use. Also with expertise in health economics and outcomes research, epidemiology, biostatistics, and local healthcare issues, we help biopharmaceutical companies engage more productively with health plans, providers and government agencies.

Workflow analytics and consulting services. We provide a broad set of strategic, analytic and support services to help the commercial operations of life sciences companies successfully transform their commercial models, engage more effectively with the healthcare stakeholders and reduce their operating costs. Our global teams leverage local market knowledge, therapeutic area expertise and our global information resources to assist our clients with portfolio, brand and commercial strategy, as well as pricing and market access. We leverage our global technology infrastructure and deep understanding of information and our clients’ operations to provide workflow analytics and outsourced services to sales operations, market research, brand planning and managed markets as well as to provide clients with interoperable solutions rather than individual products and services.

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

Our Technology

We maintain what we believe is one of the largest and most sophisticated information technology infrastructures in healthcare globally. Our distributed global operations infrastructure supports client deliverables 24 hours a day, seven days a week, in more than 100 countries. This global infrastructure, which connects our data center in Carlstadt, New Jersey and Paris, France with our regional and local data centers around the world via our global network serves as the backbone for processing over 55 billion healthcare transactions annually. In addition, we maintain Offering Development and Delivery Hubs, along with global and regional COEs around the world, each with a focus area of expertise.

•

In India, a team of over 2,000 technology experts support services delivery, software development and data management. Analytical services are deployed using common methodologies across each offering to promote consistent quality for each client deliverable.

•	In Manila, The Philippines, we combine IT and medical resources (with over 700 specialists in healthcare and IT) to clean and standardize information from data suppliers around the world.
•

Beijing, China is home to our innovative and proprietary statistical methodologies center. Our experts here are part of a global team that manages the statistical validity of data worldwide and guide how the data can be used.

•

In Madrid, Spain, our experts code and manage core reference data worldwide. More than 200 IT and medical specialists with native skills in over 15 languages link information assets through in-house developed software platforms for master data management.

•

Our Offering Development and Delivery hubs are based in London, United Kingdom; Paris, France; Plymouth Meeting, Pennsylvania; Warren, New Jersey and Seattle, Washington. Our product development teams leverage methodologies to release technology platforms and business intelligence tools that facilitate our clients’ ability to gain insight into information. Our applications are deployed on a common technical architecture allowing re-use across geographical locations and providing a common interface for end users.

•

Central and regional production-focused COEs are located across the globe to efficiently support the delivery of IMS services. The Manila COE provides data cleaning and standardizing services, production management, and quality control operations. We selected Manila because there is wide availability of relevant healthcare skills, English is a first language, and it provides an efficient cost structure. The Madrid COE focuses on maintaining our reference management operations. The Chile based Operations Center of Latin America Regional hub provides time zone sensitive production services to the Latin America, Canada and U.S. business units. The Mexico City COE serves Spanish-speaking Latin America with experts in Technology Services. The Istanbul COE provides language specific production services to the North Africa, South Europe, Middle East and East Europe regions. In contrast to the central offering hubs, the regional COEs are generally focused on activities that are more dependent on specific languages or in some cases where we need alignment of time zones.

Our Clients

Sales to companies in life sciences, including pharmaceutical companies, biotechnology companies, device and diagnostic companies, and consumer health companies, accounted for approximately 90% of our revenue in 2015. Nearly all of the top 100 global pharmaceutical and biotechnology companies, measured by revenue, are clients, and many of these companies subscribe to reports and services in many countries. Other clients include payers, government and regulatory agencies, providers, pharmaceutical distributors, and pharmacies. Our client base is broad in scope and enables us to avoid dependence on any single client. In 2013, 2014 and 2015, our largest customer accounted for approximately 5% of our gross revenue.

Our Competition

We compete with a broad and diverse set of businesses. While we believe no competitor provides the combination of geographical reach and breadth of our services, we generally compete in the countries in which we operate with other information, analytics, technology, services and consulting companies, as well as with the in-house capabilities of our clients. Also, we compete with certain government agencies, private payers and other healthcare stakeholders that provide their data directly to others. In addition to country-by-country competition, we have a number of regional and global competitors in the marketplace as well. Our offerings compete with various firms, including Accenture, Cognizant Technology Solutions, Covance, Deloitte, Evidera, GfK, Health Market Science, IBM, Infosys, inVentiv Health, Kantar Health, McKinsey, Nielsen, OptumInsight, Parexel, Press Ganey, Quintiles, RTI Health Solutions, Symphony Health Solutions, Synovate Healthcare, The Advisory Board, Trizetto, Veeva, Verisk, and ZS Associates. We also compete with a broad range of new entrants and start-ups that are looking to bring new technologies and business models to healthcare information services and technology services.

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

The technology and other intellectual property rights owned and licensed by us are of importance to our business, although our management believes that our business, as a whole, is not dependent upon any one intellectual property or group of such properties. We consider our trademark and related names, marks and logos to be of material importance to our business, and we have registered or applied for registration for certain of these trademarks including IMS Health, IMS, the IMS logo, IMS One, MIDAS, OneKey, Xponent, DDD, MD360 Provider Performance Management and Evidence360, in the United States and other jurisdictions and aggressively seek to protect them.

Our Employees

As of December 31, 2015, we have more than 15,000 employees worldwide. Almost all of these employees are full-time. None of our U.S. employees are represented by a union. In Belgium, France, Germany, Italy, the Netherlands and Spain, we have Works Councils, which are a legal requirement in those countries. We also have a European Works Council, which is a requirement under European Union laws. Management considers its relations with our employees to be good and to have been maintained in a normal and customary manner.

Available Information

Our company website is http://www.imshealth.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or furnished to the Securities and Exchange Commission (“SEC”), are available, free of charge, through the Investor Relations section of our website at http://ir.imshealth.com or from the SEC’s website at www.sec.gov, as soon as reasonably practicable after they are filed with or furnished to the SEC. Information on our website does not constitute part of this report. Also posted on our website are our certificate of incorporation and by-laws, the charters for our Audit Committee, Leadership Development and Compensation Committee and Nominating and Governance Committee, our Corporate Governance Guidelines, our Code of Business Conduct governing our directors, officers and employees, and our Code of Ethics for Chief Executive Officer and Senior Financial Officers. Copies of our SEC reports and corporate governance information are available in print upon the request of any shareholder to our Investor Relations Department. Within the time period required by the SEC and the New York Stock Exchange (“NYSE”), we will post on our website any amendment to the Code of Business Conduct or the Code of Ethics for Chief Executive Officer and Senior Financial Officers or any waiver of either such policy applicable to any of our senior financial officers, executive officers or directors. Additionally, our filings with the SEC may be read and copied at the SEC Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330.

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

We are pursuing business transformation initiatives to update technology, increase innovation and obtain operating efficiencies. As part of these initiatives, we seek to improve our productivity, flexibility, quality, functionality and cost savings by investing in the development and implementation of global platforms and integration of our business processes and functions to achieve economies of scale. For example, we hired and trained more than 500 people to form a COE in Manila, The Philippines for standardizing and cleaning data received from data suppliers, developed updated tools for standardizing and cleaning data, are moving local standardizing and cleaning from countries around the world to the Manila COE, and retired local standardizing and cleaning systems. These various initiatives may not yield their intended gains, which may impact our competitiveness and our ability to meet our growth objectives and, as a result, materially and adversely affect our business, operating results and financial condition.

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

Patient health information is among the most sensitive of personal information and it is critical that information about an individual’s healthcare is properly protected from inappropriate access, use and disclosure. Laws restricting access, use and disclosure of such information include the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the European Union’s Data Protection Directive (which may be added to or amended by the proposed General data Protection Regulation or other regulations in the future), Canada’s Personal Information Protection and Electronic Documents Act and other data protection, privacy and similar national, state/provincial and local laws. We have established frameworks, models, processes and technologies to manage privacy for many data types, from a variety of sources, and under myriad privacy and data protection laws worldwide. In addition, we rely on our data suppliers to deliver information to us in a form and in a manner that complies with applicable privacy and data protection laws. These laws are complex and there is no assurance that the safeguards and controls employed by us or our data suppliers will be sufficient to prevent a breach of these laws, or that claims will not be filed against us or our data suppliers despite such safeguards and controls. For example, in February 2014, a group of individuals filed a civil lawsuit in Korea against IMS Health Korea Ltd., our wholly-owned subsidiary (“IMS Korea”), the Korean Pharmaceutical Association (“KPA”) and a KPA affiliate that supplies data to IMS Korea. The lawsuit alleges the KPA affiliate collected plaintiffs’ personal information without the necessary consent in violation of applicable privacy laws and transferred such information to IMS Korea for sale to customers. In addition, in July 2015, indictments were issued by the Seoul Central District Prosecutors’ Office in South Korea against IMS Korea and two of its employees, among others, alleging improper handling of sensitive health information in violation of applicable privacy laws. See “Legal Proceedings.” Alleged or actual failure to comply with such laws may result in, among other things, negative publicity, damage to our reputation, civil and criminal liability, data being blocked from use or liability under contractual provisions.

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

The occurrence of any of the foregoing could impact our ability to provide the same level of service to our clients, require us to modify our offerings or increase our costs, which could materially and adversely affect our operating results and financial condition.

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

While many of our operations have disaster recovery plans in place, we currently do not have excess or standby computer processing or network capacity everywhere in the world to avoid disruption in the receipt, processing and delivery of data in the event of a system failure. Despite any precautions we may take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins, sabotage, breaches of security, epidemics and similar events at our various computer facilities could result in interruptions in the flow of data to our servers and from our servers to our clients. In addition, any failure by our computer environment to provide sufficient processing or network capacity to transfer data could result in interruptions in our service. In the event of a delay in the delivery of data, we could be required to transfer our data collection operations to an alternative provider of server hosting services. Such a transfer could result in significant delays in our ability to deliver services to our clients, and increase our costs. Additionally, significant delays in the planned delivery of system enhancements, improvements and inadequate performance of the systems once they are completed could damage our reputation and harm our business. Finally, long-term disruptions in the infrastructure caused by events such as natural disasters, the outbreak of war, the escalation of hostilities, epidemics and acts of terrorism (particularly involving cities in which we have offices) could result in a material adverse effect to our business, operating results and financial condition.

Although we carry property and business interruption insurance, our coverage may not be adequate to compensate us for all losses that may occur. Any such failure, disruption or delay could have a material adverse effect on our operating results and our reputation.

Consolidation in the industries in which our clients operate may reduce the volume of services purchased by consolidated clients following an acquisition or merger, which could materially harm our operating results and financial condition.

Mergers or consolidations among our clients have in the past and could in the future reduce the number of our clients and potential clients. When companies consolidate, overlapping services previously purchased separately are usually purchased only once by the combined entity, leading to loss of revenue. Other services that were previously purchased by one of the merged or consolidated entities may be deemed unnecessary or cancelled. If our clients merge with or are acquired by other entities that are not our clients, or that use fewer of our services, they may discontinue or reduce their use of our services. There can be no assurance as to the degree to which we may be able to address the revenue impact of such consolidation. Any of these developments could materially harm our operating results and financial condition.

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

Our future growth and success will depend on our ability to successfully compete with other companies that provide similar services in the same markets, some of which may have financial, marketing, technical and other advantages. We also expect that competition will continue to increase as a result of consolidation in both the information technology and healthcare industries. Large technology companies with substantial resources, technical expertise and greater brand power could also decide to enter or further expand in the markets where we operate and compete with us. If one or more of our competitors or potential competitors were to merge or partner with another of our competitors, or if a new entrant emerged with substantial resources, the change in the competitive landscape could adversely affect our ability to compete effectively. We compete on the basis of various factors, including breadth and depth of services, reputation, reliability, quality, innovation, security, price and industry expertise and experience. In addition, our ability to compete successfully may be impacted by the growing availability of health information from social media, government health information systems and other free or low-cost sources. For example, the United Kingdom’s National Health Service started releasing large volumes of data beginning in December 2011 at little or no charge, reducing the demand for our information services derived from similar data. In addition, consolidation or integration of wholesalers, retail pharmacies, health networks, payers or other healthcare stakeholders may lead any of them to provide information services directly to clients or indirectly through a designated service provider, resulting in increased competition from firms that may have lower costs to market (e.g., no data supply costs). Any of the above may result in lower demand for our services, which could result in a material adverse impact on our operating results and financial condition.

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

In the normal course of our business, we are involved in lawsuits, claims, audits and government investigations, such as those described in “Legal Proceedings.” In addition, we may become subject to future lawsuits, claims, audits and investigations that could result in substantial costs and divert our attention and resources. Litigation is inherently uncertain, and adverse rulings could occur, including monetary damages, or an injunction stopping us from producing, publishing or selling services, engaging in business practices or requiring other remedies such as divestitures.

Our business may be materially and adversely impacted by factors affecting the pharmaceutical and healthcare industries.

The vast majority of our revenue is generated from sales to the pharmaceutical and healthcare industries. The clients we serve in these industries are commonly subject to financial pressures, including, but not limited to, increased costs, reduced demand for their products, reductions in pricing and reimbursement for products and services, formulary approval and placement, government approval to market their products and limits on the manner by which they market their products, loss of patent exclusivity (whether due to patent expiration or as a result of a successful legal challenge) and the proliferation of or changes to regulations applicable to these industries. To the extent our clients face such pressures, or they change how they utilize our offerings, the demand for our services, or the prices our clients are willing to pay for those services, may decline. Any such decline could have a material adverse effect on our business, operating results and financial condition.

Our success depends on our ability to protect our intellectual property rights.

Our ability to obtain, protect and enforce our intellectual property rights is subject to general litigation or third-party opposition risks, as well as the uncertainty as to the scope of protection, registrability, patentability, validity and enforceability of our intellectual property rights in each applicable country. Governments may adopt regulations, and government agencies or courts may render decisions, requiring compulsory licensing of intellectual property rights. When we seek to enforce our intellectual property rights we may be subject to claims that the intellectual property rights are invalid or unenforceable. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our confidential and proprietary information. Litigation brought to protect and enforce our intellectual property rights could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property rights. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our solutions, impair the functionality of our solutions, delay introductions of new solutions, result in our substituting inferior or more costly technologies into our solutions, or injure our reputation and harm our operating results and financial condition.

The theft or unauthorized use or publication of our trade secrets and other confidential business information could reduce the differentiation of our services and harm our business; the value of our investment in development or business acquisitions could be reduced; and third parties might make claims against us related to losses of their confidential or proprietary information. In addition, we may not be able to discover or determine the extent of any unauthorized use of our proprietary rights. Third parties that license our proprietary rights also may take actions that diminish the value of our proprietary rights or reputation. The protection of our intellectual property may require the expenditure of significant financial and managerial resources. Moreover, the steps we take to protect our intellectual property may not adequately protect our rights or prevent third parties from infringing or misappropriating our proprietary rights. These incidents and claims could harm our business, reduce revenue, increase expenses and harm our reputation.

We may be subject to claims by others that we are infringing on their intellectual property rights.

Third parties may assert claims that we or our clients infringe their intellectual property rights and these claims, with or without merit, could be expensive to litigate, cause us to incur substantial costs and divert management resources and attention in defending the claim. In some jurisdictions, plaintiffs can also seek injunctive relief that may limit the operation of our business or prevent the marketing and selling of our products or services that infringe on the plaintiff’s intellectual property rights. To resolve these claims, we may enter into licensing agreements with restrictive terms or significant fees, stop selling, be required to implement costly redesigns to the affected products or services, or pay damages to satisfy contractual obligations to others. If we do not resolve these claims in advance of a trial, there is no guarantee that we will be successful in court. These outcomes may have a material adverse impact on our business, operating results and financial condition.

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

In executing our business strategy, we routinely conduct discussions, evaluate opportunities and enter into agreements for possible investments, acquisitions and other transactions such as strategic alliances, and we actively pursue these types of transactions in the regular course of business. Pursuing growth by way of these types of transactions involves significant challenges and risks, including the inability to successfully identify acquisition candidates on terms acceptable to us, advance our business strategy, realize a satisfactory return on investment, successfully integrate business activities or resources, or retain key personnel. If we are unable to manage acquisitions or investments, or integrate any acquired businesses, services or technologies effectively, we may not realize the expected benefits from the transaction relative to the consideration paid, and our business, operating results and financial condition may be materially and adversely affected.

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

We generate revenues throughout the world which are subject to exchange rate fluctuations, and our revenues and net income may suffer due to currency translation.

We have business activities in over 100 countries and we generate significant revenue from outside the United States. Our U.S. business earns revenues and incurs expenses primarily in U.S. dollars, while our Eurozone businesses earn revenues and incur expenses primarily in Euros. Outside the United States and the Eurozone, we also generate revenues and expenses predominantly in local currencies. Although we hedge a portion of our international currency exposure, we are subject to currency translation exposure on the profits and financial position and enterprise value of our operations, in addition to economic exposure, as a result of devaluations and fluctuations in currency exchange rates or the imposition of limitations on conversion of foreign currencies into U.S. dollars.

Certain of the countries in which we operate, such as Venezuela, have currencies which are considered to be hyperinflationary. In February 2013, the Venezuelan government announced the devaluation of its currency and the official exchange rate was adjusted from 4.30 Bolívars to each U.S. Dollar to 6.30. As a result of this change, we recorded a pre-tax charge of approximately $14 million to Other income (loss), net in 2013 related to the remeasurement of the IMS AG Venezuelan Bolívar account balances and the remeasurement of certain local Venezuelan account balances. In 2014, Venezuela announced a dual-foreign exchange rate system, which effectively devalued the local currency. As a result of this change, we recorded a pre-tax charge of $49 million to foreign exchange loss within Other income (loss), net in 2014 and a $7 million pre-tax charge in 2015. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Venezuela.” In addition, government restrictions have historically limited our ability to convert Bolívars to U.S. Dollars and transfer funds out of Venezuela.

Our business is subject to international economic, political and other risks that could negatively affect our operating results and financial condition.

We have business activities in over 100 countries and some of our business activities are concentrated into global or regional hubs in one or more geographic areas. For example, to support our businesses in many other countries, we handle standardizing and cleaning of data in Manila, The Philippines, advanced statistics in Beijing, China, analytical support for delivery in Bangalore, India, and reference data management in Santiago, Chile. We are therefore subject to heightened risks inherent in conducting business internationally, in particular in the emerging markets in which we conduct and into which we are expanding our business. These risks include, for example:

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

To the extent we are unable to effectively manage our international operations and these risks, our data acquisition activities and sales for certain countries may be adversely affected, we may be subject to additional and unanticipated costs, and we may be subject to litigation or regulatory action. As a consequence, our business, operating results and financial condition could be materially and adversely harmed.

We may be exposed to liabilities under applicable anti-corruption laws and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to various anti-corruption laws that prohibit improper payments or offers of payments to foreign governments their officials and others for the purpose of obtaining or retaining business. We have business in countries and regions which are less developed and are generally recognized as potentially more corrupt business environments. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees or agents that could be in violation of various anti-corruption laws including the Foreign Corrupt Practices Act (“FCPA”) the U.K. Bribery Act and other local laws. We have implemented safeguards and policies to discourage these practices by our employees and agents. However, our existing safeguards and any future improvements may prove to be less than effective and our employees or agents may engage in conduct for which we might be held responsible. In addition, our significant recent growth globally over the last few years and our anticipated future growth, both organically and through acquisitions, may exacerbate these risks and strain our ability to effectively manage the increased breadth and scope of our activities to avoid these risks. If employees violate our policies or we fail to maintain adequate record-keeping and internal accounting practices to accurately record our transactions, we may be subject to regulatory sanctions. Violations of the FCPA or other anti-corruption laws may result in severe criminal or civil sanctions and penalties, including disgorgement of profits, injunctions and debarment from government contracts, and we may be subject to other liabilities which could have a material adverse effect on our business, operating results and financial condition.

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

The methods, estimates and judgments that we use in applying accounting policies have a significant impact on our operating results. For more information, see Note 2 to our Consolidated Financial Statements included elsewhere in this report. These methods, estimates and judgments are subject to significant risks, uncertainties and assumptions, and changes could affect our operating results. In addition, our internal control over financial reporting may not prevent or detect misstatements because of the inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed and we could fail to meet our reporting obligations.

If our goodwill or other identifiable intangible assets become impaired, we may be required to record a significant charge to earnings.

Goodwill and indefinite-lived intangible assets are subject to annual review for impairment (or more frequently should indications of impairment arise). In addition, other acquired intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As of December 31, 2015, we had goodwill and identifiable intangible assets of $5,782 million. Any downward revisions in the fair value of our intangible assets could result in impairment charges for goodwill and identifiable intangible assets that could materially affect our operating results and financial condition.

Risks Relating to our Common Stock

Our Sponsors have significant influence over us, including control over decisions that require the approval of stockholders, which could limit your ability to influence the outcome of matters submitted to stockholders for a vote.

We are currently controlled by the Sponsors. As of February 10, 2016, investment funds affiliated with the Sponsors beneficially owned approximately 53.5% of our outstanding common stock. As long as the Sponsors own or control at least a majority of our outstanding voting power, they will have the ability to exercise substantial control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the election and removal of directors and the size of our board of directors, any amendment of our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. Even if their ownership falls below 50%, the Sponsors will continue to be able to strongly influence or effectively control our decisions.

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

Our operating results will fluctuate from quarter to quarter and our share price may be volatile, and the market price of our common stock may drop below the price you pay.

Our quarterly operating results have fluctuated in the past and will fluctuate in the future as a publicly traded company. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could subject the market price of our shares to wide price fluctuations regardless of our operating performance. You may not be able to resell your shares at or above price which you paid or at all. Our operating results and the trading price of our shares may fluctuate in response to various factors, including:

•	market conditions in the broader stock market;
•	actual or anticipated fluctuations in our quarterly financial and operating results;
•	introduction of new products or services by us or our competitors;
•	issuance of new or changed securities analysts’ reports or recommendations;
•	operating results that vary from expectations of securities analysis and investors;
•	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;
•	strategic actions by us or our competitors;
•	announcement by us, our competitors or our vendors of significant contracts or acquisitions;
•	charges to our earnings resulting from impairments of goodwill or other intangible assets;
•	restructuring-related charges;
•	sales, or anticipated sales, of large blocks of our stock;
•	additions or departures of key personnel;
•	regulatory, legal or political developments;
•	public response to press releases or other public announcements by us or third parties, including our filings with the SEC;
•	litigation and governmental investigations;
•	changing economic conditions;
•	changes in accounting principles;
•	default under agreements governing our indebtedness;
•	exchange rate fluctuations; and
•	other events or factors, including those from natural disasters, war, actors of terrorism or responses to these events.

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

Although we have previously declared dividends to our stockholders, we do not anticipate paying any regular cash dividends on our common stock. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our operating results, financial condition, liquidity requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends is, and may be, limited by covenants of existing and any future outstanding indebtedness we or our subsidiaries incur, including under IMS Health’s third amended and restated credit agreement, as further amended, and related security and other documents for the senior secured term loan facilities and the senior secured revolving facility (collectively, the “Senior Secured Credit Facilities”), the 4.125% Senior Notes (as defined herein) and the 6% Senior Notes (as defined herein). The Senior Secured Credit Facilities, the 4.125% Senior Notes and the 6% Senior Notes restrict IMS Health’s ability to pay dividends and make certain other distributions by imposing caps on the aggregate amount thereof as well as certain other conditions including, in some cases, financial incurrence tests, to declare and pay such dividends and distributions. Therefore, any return on investment in our common stock is solely dependent upon the appreciation of the price of our common stock on the open market, which may not occur.

While we do not currently intend to pay dividends, we are a holding company with nominal net worth and would depend on dividends and distributions from our subsidiaries to pay any such dividends.

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

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our shares or if our operating results do not meet their expectations, our share price and trading volume could decline.

The trading market for our shares will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock, or if our operating results do not meet their expectations, our share price could decline.

Risks Related to our Indebtedness

Our substantial level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting obligations on our indebtedness.

We have a substantial amount of indebtedness. As of December 31, 2015, our total indebtedness was $4,266 million (excluding capital lease obligations), consisting of borrowings under the Senior Secured Credit Facilities, 4.125% Senior Notes and the 6% Senior Notes. As of December 31, 2015, certain of our subsidiaries have an additional $172 million of unused commitments outstanding under the revolving portion of the Senior Secured Credit Facilities (excluding outstanding letters of credit, if any). Under the Senior Secured Credit Facilities, certain of our subsidiaries have the right to request additional commitments for new term loans and to increase the size of the existing revolving credit facility so long as the senior secured first lien net leverage ratio shall be no greater than 3.75 to 1.00 after giving effect to such increases (assuming such revolving credit commitments are fully borrowed).

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

While the credit agreement governing the Senior Secured Credit Facilities and the indentures governing IMS Health’s outstanding notes also contain restrictions on making certain loans and investments, these restrictions are subject to a number of qualifications and exceptions, and the investments incurred in compliance with these restrictions could be substantial.

Restrictions imposed in the Senior Secured Credit Facilities other outstanding indebtedness, including the indentures governing IMS Health’s outstanding notes, may limit our ability to operate our business and to finance our future operations or capital needs or to engage in other business activities.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our executive offices are located at 83 Wooster Heights Road, Danbury, Connecticut in a leased property (approximately 12,000 square feet).

Our property is geographically distributed to meet our sales and operating requirements worldwide. Our properties and equipment are generally considered to be both suitable and adequate to meet current operating requirements and virtually all space is being utilized.

As of the date of this report, we own one property in Buenos Aires, Argentina (approximately 12,000 square feet); one property in Caracas, Venezuela (approximately 8,800 square feet); two properties in Los Ruices, Venezuela (approximately 9,000 square feet); one property in Lisbon, Portugal (approximately 10,000 square feet); and one property in Bangalore, India (approximately 374,000 square feet). Our operations are also conducted from 40 leased offices located throughout the United States and 158 leased offices in non-U.S. locations.

Item 3. Legal Proceedings

As a company operating in more than 100 countries, we are involved in a variety of legal and tax proceedings, claims and litigation that arise from time to time in the ordinary course of business. These actions may be commenced by various parties, including competitors, clients, current or former employees, government agencies or others. We record a provision with respect to a proceeding, claim or litigation when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. However, even in instances where we have recorded an estimated liability, we are unable to predict with certainty the final outcome of the matter or whether resolution of the matter will materially affect our operating results, financial position or cash flows. As additional information becomes available, we adjust our assessment and estimates of such liabilities accordingly.

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

Based on our review of the latest information available, management does not expect the impact of pending legal and tax proceedings, claims and litigation, either individually or in the aggregate, to have a material adverse effect on our operating results, financial position or cash flows. However, one or more unfavorable outcomes in any claim or litigation against us could have a material adverse effect for the period in which it is resolved. The following is a summary of the more significant legal matters involving the company.

On June 5, 2009, Associacao Nacional de Farmacias (“ANF”) and Farminveste – Investimentos, Participacoes e Gestuo, S.A. (“Farminveste”) filed claims against IMS Health Portugal, Lda. (“IMS Portugal”) for breaching a 2008 agreement among the parties for approximately €21 million. IMS Portugal counterclaimed against ANF and Farminveste for approximately €19 million for damages and loss. In 2015, the claims brought by ANF were finally adjudicated in our favor. In December 2015, €17.1 million of the €18.3 million funds seized in connection with ANF’s claims pursuant to certain legal requirements were returned to IMS Portugal. IMS Portugal is still asserting the damages claim against ANF and expects to receive the remaining €1.2 million of seized funds during the course of 2016.

On July 24, 2013, Symphony Health Solutions and two of its subsidiaries (collectively “Symphony”) filed a lawsuit in the U.S. District Court for the Eastern District of Pennsylvania against IMS Health alleging anticompetitive business practices in violation of the Sherman Antitrust Act and Pennsylvania state law. IMS Health asserted various counterclaims in that lawsuit. On December 20, 2013, IMS Health filed a lawsuit in the U.S. District Court for the District of Delaware against Symphony for infringement of three patents seeking injunctive relief and damages. In late 2015, the Company and Symphony entered into a settlement agreement whereby each of the parties agreed to terminate their respective lawsuits, and these lawsuits were dismissed with prejudice in January, 2016.

Our wholly-owned subsidiary, IMS Government Solutions Inc., is primarily engaged in providing services and products under contracts with the U.S. government. U.S. government contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. government have the ability to investigate whether contractors’ operations are being conducted in accordance with such requirements. IMS Government Solutions discovered potential noncompliance with various contract clauses and requirements under its General Services Administration Contract (the “GSA Contract”) which was awarded in 2002 to its predecessor company, Synchronous Knowledge Inc. (Synchronous Knowledge Inc. was acquired by IMS Health in May 2005). The potential noncompliance arose from three primary areas: first, at the direction of the government, work performed under one task order was invoiced under another task order without the appropriate modifications to the orders being made; second, personnel who did not meet strict compliance with the labor categories component of the qualification requirements of the GSA Contract were assigned to contracts; and third, certain discounts that were given to commercial customers were not also offered to the government, in alleged violation of the GSA Contract’s Price Reductions Clause. Upon discovery of the potential noncompliance, we began remediation efforts, promptly disclosed the potential noncompliance to the U.S. government, and were accepted into the Department of Defense Voluntary Disclosure Program. We filed a Voluntary Disclosure Program Report on August 29, 2008. In September 2014, the General Services Administration offered to settle the third matter described above (i.e., the Price Reductions Clause aspect of the Disclosure Report) for $1.5 million, in-line with the amount we had recorded for this area of potential noncompliance. On April 23, 2015, we executed the settlement agreement with the government and made the $1.5 million payment. We are currently unable to determine the outcome of all of these matters pending the resolution of the Voluntary Disclosure Program process and the ultimate liability arising from these matters could exceed its current reserves.

On February 13, 2014, a group of approximately 1,200 medical doctors and 900 private individuals filed a civil lawsuit with the Seoul Central District Court against IMS Korea and two other defendants, KPA and the Korean Pharmaceutical Information Center (“KPIC”). The civil lawsuit alleges KPA and KPIC collected their personal information in violation of applicable privacy laws without the necessary consent through a software system installed on pharmacy computer systems in Korea, and that personal information was transferred to IMS Korea and sold to pharmaceutical companies. The plaintiffs are claiming damages in the aggregate amount of approximately $6 million plus interest. We believe the lawsuit is without merit, reject plaintiffs’ claims and intend to vigorously defend our position.

On July 23, 2015, indictments were issued by the Seoul Central District Prosecutors’ Office in South Korea against 24 individuals and companies alleging improper handling of sensitive health information in violation of, among others, South Korea’s Personal Information Protection Act. IMS Korea and two of its employees were among the individuals and organizations indicted. Although there is no assertion that IMS Korea used patient identified health information in any of its offerings, prosecutors allege that certain of IMS Korea’s data suppliers should have obtained patient consent when they converted sensitive patient information into non-identified data and that IMS Korea had not taken adequate precautions to reduce the risk of re-identification. We believe the indictment is without merit, that we acted in compliance with all applicable laws at all times and intend to vigorously defend our position.

For additional information, see Note 13 to our Consolidated Financial Statements for the year ended December 31, 2015 included elsewhere in this report and “Risk factors—Risks Related to our Business—Litigation or regulatory proceedings could have a material adverse effect on our operating results and financial condition.”

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Stockholder Information

On April 4, 2014, our common stock began trading on The New York Stock Exchange under the symbol “IMS”. Prior to that time, there was no public market for our common stock. At February 10, 2016, there were approximately 39 holders of record of our common stock. This number does not include beneficial owners for whom shares are held by nominees in street name. Our board of directors declared a cash dividend on our common stock of $2.60 per share in 2013. Our board of directors did not pay a dividend on our common stock in 2015 or 2014 and does not currently intend to pay dividends on our common stock in the foreseeable future. However, we expect to reevaluate our dividend policy on a regular basis and may, subject to compliance with the covenants contained in our credit facilities and other considerations, determine to pay dividends in the future. The declaration, amount and payment of any future dividends on shares of our common stock will be at the sole discretion of our board of directors, which may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, the implications of the payment of dividends by us to our stockholders or by our subsidiaries to us, and any other factors that our board of directors may deem relevant. High and low market prices of our common stock are listed below.

Year ended December 31,	High	Low
2015
First quarter	$27.18	$24.47
Second quarter	32.18	26.68
Third quarter	33.51	27.05
Fourth quarter	31.59	25.22

2014
Second quarter (from April 4 on)	$26.56	$21.63
Third quarter	28.48	25.23
Fourth quarter	26.68	23.58

Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs(1)
	(in millions, except per share data)
October 1, 2015 – October 31, 2015	—	$—	—	$—
November 1, 2015 – November 30, 2015	—	—	—	—
December 1, 2015 – December 31, 2015	0.67	25.70	0.67	232.8
Total	0.67	$25.70	0.67	$232.8

(1)

On December 16, 2015, the Board of Directors approved a $250 million common stock repurchase authorization. The repurchase authorization does not have a specified expiration date but can be modified, suspended or discontinued at any time. See Note 9 to our Consolidated Financial Statements for further details.

Performance Graph

The following graph shows a comparison from the close of market April 4, 2014 (the date our common stock commenced trading on the NYSE) through December 31, 2015 of the cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index (“S&P 500”) and a select peer group. The peer group consists of Cerner Corporation, Covance Inc., The Dun & Bradstreet Corporation, Equifax Inc., Experian plc, FactSet Research Systems Inc., IHS Inc., Gartner, Inc., Moody’s Corporation, McGraw Hill Financial, Inc., MSCI Inc., Nielsen N.V., Quintiles Transnational Holdings Inc., Reed Elsevier N.V., Solera Holdings, Inc., Thomson Reuters Corporation, Verisk Analytics, Inc. and Wolters Kluwer N.V. The companies in our peer group are publicly traded information services or information technology companies, and thus share similar business model characteristics to IMS, or provide services to similar customers as IMS. Many of these companies are also used by our compensation committee for purposes of compensation benchmarking.

The graph assumes that $100 was invested in IMS Health, the S&P 500 and the peer group as of the close of market on April 4, 2014, assumes the reinvestments of dividends, if any.

Item 6. Selected Financial Data

The following tables set forth our selected historical and quarterly consolidated financial data. During the periods presented, we made a number of acquisitions, including the acquisition of certain businesses of Cegedim, SA in April 2015, and have included the results of operations of the acquired businesses from the date of acquisition. As a result, our period to period results of operations vary depending on the dates and sizes of the acquisitions. Accordingly, this selected financial data is not necessarily comparable or indicative of our future results. You should read this selected consolidated financial data in conjunction with our audited Consolidated Financial Statements and related footnotes included elsewhere in this report.

	As of or For the Years Ended December 31,
(in millions, except per share data)	2015 (2)	2014	2013	2012	2011
Results of Operations:
Revenue	$2,921	$2,641	$2,544	$2,443	$2,364
Information	1,483	1,515	1,525	1,521	1,532
Technology services	1,438	1,126	1,019	922	832
Operating income (1)	364	208	354	239	219
Net income (loss)	417	(189)	82	(42)	111

Per Share Information:
Earnings (loss) per share attributable to common shareholders:
Basic	$1.26	$(0.59)	$0.29	$(0.15)	$0.40
Diluted	1.23	(0.59)	0.29	(0.15)	0.40
Dividends declared per common share	-	-	2.60	4.20	-

Balance Sheet Data:
Total assets	$7,459	$7,096	$7,908	$8,118	$8,296
Total long-term liabilities	4,854	4,769	6,093	5,592	4,532
Shareholders’ equity	1,572	1,542	883	1,683	2,971

(1)

Operating income for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 included severance, impairment and other charges of $88, $33, $16, $48 and $31, respectively, and merger costs of $-, $-, $-, $2 and $23, respectively. Additionally, Operating income for 2014 included a fee to terminate our management services agreement of $72 million and non-executive phantom stock appreciation rights compensation expense of $30 million, both of which related to our Initial Public Offering. Refer to the Notes to Consolidated Financial Statements for the year ended December 31, 2015, which are included elsewhere in this report, for additional information regarding significant items impacting the Consolidated Statements of Comprehensive Income (Loss) during the three years ended December 31, 2015.

(2)

Net income and related per share information for the year ended December 31, 2015 reflected a reversal of a previously established deferred tax liability of $256 million. Refer to Note 11 to Consolidated Financial Statements for the year ended December 31, 2015, which are included elsewhere in this report, for additional information.

Selected Quarterly Financial Data

(in millions, except per share data)	First Quarter (3)	Second Quarter	Third Quarter	Fourth Quarter	Year
2015
Revenue	$632	$742	$735	$812	$2,921
Information	354	374	373	382	1,483
Technology services	278	368	362	430	1,438
Operating income (1)	91	96	89	88	364
Net income	298	47	43	29	417

Earnings per share attributable to common shareholders:
Basic	$0.89	$0.14	$0.13	$0.09	$1.26
Diluted	0.86	0.14	0.13	0.09	1.23

2014
Revenue	$645	$662	$656	$678	$2,641
Information	381	386	382	366	1,515
Technology services	264	276	274	312	1,126
Operating income (2)	67	(39)	93	87	208
Net (loss) income	(24)	(220)	47	8	(189)

(Loss) earnings per share attributable to common shareholders:
Basic	$(0.09)	$(0.67)	$0.14	$0.03	$(0.59)
Diluted	(0.09)	(0.67)	0.14	0.03	(0.59)

(1)

Operating income for the year ended December 31, 2015 included severance, impairment and other charges of $13, $21 million, $16 million and $38 million in the first, second, third and fourth quarter of 2015, respectively.

(2)

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

(3)

Net income and related per share information for the first quarter ended March 31, 2015 reflected a reversal of a previously established deferred tax liability of $256 million. Refer to Note 11 to Consolidated Financial Statements for the year ended December 31, 2015, which are included elsewhere in this report, for additional information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with the accompanying audited Consolidated Financial Statements and the notes thereto. This discussion and analysis includes forward-looking statements that involve risks and uncertainties. You should read the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” sections of this Annual Report on Form 10-K (“Report”) for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. The terms “Company,” “IMS,” “we,” “our” or “us,” as used herein, refer to IMS Health Holdings, Inc. and its consolidated subsidiaries unless otherwise stated or indicated by context. Amounts presented may not add due to rounding.

Background

We are a leading global information and technology services company providing clients in the healthcare industry with comprehensive solutions to measure and improve their performance. We have one of the largest and most comprehensive collections of healthcare information in the world, spanning sales, prescription and promotional data, medical claims, electronic medical records and social media. We standardize, organize, structure and integrate this data by applying our sophisticated analytics and leveraging our global technology infrastructure to help our clients run their organizations more efficiently and make better decisions to improve their operational and financial performance. We have a presence in over 100 countries and we generated 61% of our 2015 revenue from outside the United States.

We serve key healthcare organizations and decision makers around the world, spanning the breadth of life science companies, including pharmaceutical, biotechnology, consumer health and medical device manufacturers, as well as distributors, providers, payers, government agencies, policymakers, researchers and the financial community. Our information and technology services offerings, which we have developed with significant investment over our 60+ year history, are deeply integrated into our clients’ workflow.

On October 23, 2009, we were formed as Healthcare Technology Holdings, Inc. by investment entities affiliated with TPG Global, LLC, CPP Investment Board Private Holdings Inc. and Leonard Green & Partners, L.P (collectively, the “Sponsors”). In December 2013, we changed our name to IMS Health Holdings, Inc. On February 26, 2010, we acquired 100% of the outstanding shares of IMS Health Incorporated (“IMS Health”) through our wholly owned subsidiary Healthcare Technology Acquisition, Inc. (the “Merger”). We were formed for the purpose of consummating the Merger with IMS Health and had no operations from inception other than its investment in IMS Health and its subsidiaries and costs incurred associated with its formation and the Merger. In April 2014, we completed our Initial Public Offering (“IPO”) on the New York Stock Exchange.

Outlook

The primary factors we expect to impact our results of operations in the near future are set forth below.

•

We believe that we have opportunities to continue to grow revenue from our information offerings and technology services offerings. Revenue from technology services offerings has grown faster than our information offerings over the past three years and we expect this trend to continue due to our clients need for improved efficiency, focus on cost reduction through outsourcing and standardizing processes, and increased demand for evidence-based outcomes, along with investments we have made in technology service offerings and the respective size of the untapped addressable market. We believe the integration of our information offerings and our technology services offerings enables a differentiated value proposition for a client base in need of better solutions. We are in the early stages of penetrating this expanding opportunity we see within our global client base for our integrated offerings.

•

We expect to continue to make investments to drive growth, including new sources of information, such as specialty data and resources to support continued double-digit growth in our technology services offerings.

•

We also expect to benefit from growth in emerging markets, where we believe healthcare spending will continue to grow over the next five years. Emerging markets currently represent 16% of our total revenue and have grown at about a 13% constant currency compound annual growth rate since 2010. We expect that revenue from these markets will grow at a faster rate than from our developed markets.

•

We will also seek to grow through selective acquisitions in both existing markets and new markets that exhibit positive long-term fundamentals. Since the beginning of 2011, we have invested approximately $1.2 billion in 42 acquisitions. As the global healthcare landscape evolves, we expect that there will be a growing number of acquisition opportunities across the life sciences, payer and provider sectors. We will continue to invest in strategic acquisitions to grow our platform and enhance our ability to provide more products and services to our clients and will seek opportunities primarily in the areas of technological platforms, data suppliers and services providers.

•

We also expect to continue our cost reduction activities by improving our operating efficiency by streamlining our organization, deploying lean methodologies throughout our global operations, and standardizing and automating processes.

Acquisitions

We completed numerous acquisitions during 2015, 2014 and 2013 to enhance our capabilities and offerings in certain areas, including technology services.

On April 1, 2015, we completed the acquisition of certain customer relationship management (“CRM”) and strategic data businesses of Cegedim, SA (“Cegedim” and the “Cegedim acquisition”) at a price of €385 million plus an initial working capital adjustment of €11 million (or $426 million). In December 2015, we made a payment of €17 million, or approximately $19 million, to Cegedim, SA for an additional working capital adjustment, as part of the purchase agreement, bringing the purchase price to approximately $445 million. The acquisition included Cegedim’s (i) CRM solutions that help life sciences clients drive sales effectiveness, optimize marketing programs across multiple channels and mitigate regulatory compliance risks; (ii) OneKey Reference Database that provides insights on healthcare professionals across the globe; and (iii) information solutions that use primary market research. The acquisition was financed through a combination of existing cash and net proceeds from our 4.125% senior unsecured notes issued in March 2015 (the “4.125% Senior Notes”). We believe that the acquisition further enhances our software development, data warehousing, mobile applications and business intelligence tools, as well as analytics and implementation services.

Additionally, during 2015, we completed fourteen unrelated individually immaterial acquisitions, four of which occurred in the fourth quarter of 2015. The total cost of these acquisitions, net of cash acquired, was approximately $201 million. The purchase price allocations for some of these acquisitions will be finalized after the completion of the valuation of certain intangible assets and any adjustments to the preliminary purchase price allocations are not expected to have a material impact on our results of operations.

During 2014, we acquired, at a total cost of approximately $61 million, five unrelated individually immaterial businesses. During 2013, we acquired, at a total cost of approximately $168 million, ten unrelated individually immaterial businesses.

See Note 3 to our Consolidated Financial Statements for additional information with respect to these acquisitions. The results of operations of acquired businesses have been included since the date of acquisition and, apart from the Cegedim acquisition, were not significant to our Consolidated Results of Operations.

Sources of Revenue

Revenue is generated in each region through our local sales teams that manage client relationships within each region, reporting locally to country managers and up to regional managers. These sales teams go to market locally with our full suite of information and technology services offerings. Our top 1,000 clients accounted for over 93% of our total revenue in each of the last three fiscal years. Total global 2015 revenue from our information offerings represented 51% of our total revenue and included primarily revenue we earned from various information offerings developed to meet our clients’ needs by using data secured from a worldwide network of suppliers. From 2011 to 2015, the retention rate for our top 1,000 clients purchasing information offerings was 99% and these clients accounted for over 90% of our information revenue in each of the last three fiscal years. In addition, approximately 90% of our information revenue in each of the last three fiscal years came from subscription or license-based contracts. As a result, historically our information revenue has been recurring and predictable. Total global 2015 revenue from our technology services offerings represented 49% of our total revenue. Revenue from technology services consists of a mix of revenue from small and large-scale services and consulting projects, multi-year outsourcing contracts and Software-as-a-Service (“SaaS”) licenses. Our information and technology services offerings complement each other and can provide enhanced value to our clients when delivered in an integrated fashion, with each driving demand for the other.

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

Results excluding the Effects of Foreign Currency Translation and Certain Charges

We report results in U.S. Dollars, but we do business on a global basis. Exchange rate fluctuations affect the U.S. Dollar value of foreign currency revenue and expenses and may have a significant effect on our results. The discussion of our financial results in this Report includes comparisons with the prior year in constant currency terms, using consistent exchange rates. We believe this information facilitates comparison of the underlying results over time. During 2015, the U.S. Dollar was generally stronger against the other currencies in which we transact business as compared to 2014. The revenue growth at actual currency rates was lower than the growth at constant currency exchange rates. See “—How Exchange Rates Affect our Results” and “—Quantitative and Qualitative Disclosures about Market Risk” below for a more complete discussion regarding the impact of foreign currency translation on our business.

We also discuss below our revenue, operating income, operating costs of information, direct and incremental costs of technology services, selling and administrative expenses and operating margins excluding stock-based compensation charges, acquisition-related charges, restructuring and related charges, purchase accounting adjustments, non-executive Phantom SARs compensation expense and sponsor monitoring fees as a supplement to our results presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). We believe providing these non-GAAP measures is useful as it facilitates comparisons across the periods presented and more clearly indicates trends. Management uses these non-GAAP measures in its global decision making, including developing budgets and managing expenditures.

Initial Public Offering

In April 2014, we completed our IPO of our common stock and raised net proceeds of approximately $987 million, after deducting underwriting discounts, commissions and related expenses totaling $53 million. Substantially all of our net proceeds of the IPO, approximately $500 million of borrowings under new term loans, $140 million of borrowings under our revolving credit facility and approximately $400 million of cash on the balance sheet were used to (i) fund the redemption of our 12.5% Senior Notes and Senior PIK Notes (defined in the Debt section below) and pay related fees and expenses, (ii) pay $30 million in the aggregate to holders of outstanding cash settled stock appreciation rights (“Phantom SARs”) granted under our 2010 Equity Incentive Plan and (iii) pay a one-time fee of $72 million to terminate our management services agreement with the Sponsors.

Results of Operations

Summary of Results

	Years Ended December 31,
(in millions)	2015	2014	2013
Revenue	$2,921	$2,641	$2,544
Information	1,483	1,515	1,525
Technology services	1,438	1,126	1,019
Operating costs of information, exclusive of depreciation and amortization	666	665	648
Direct and incremental costs of technology services, exclusive of depreciation and amortization	750	573	520
Selling and administrative expenses, exclusive of depreciation and amortization	712	721	596
Depreciation and amortization	341	441	410
Severance, impairment and other charges	88	33	16
Operating Income	364	208	354
Interest income	3	4	4
Interest expense	(169)	(221)	(332)
Other income (loss), net	19	(276)	(74)
Non-Operating Loss, Net	(147)	(493)	(402)
Income (loss) before income taxes	217	(285)	(48)
Benefit from income taxes	200	96	130
Net Income (Loss)	$417	$(189)	$82

Net Income (Loss) to Adjusted EBITDA Reconciliation

We have included a presentation of Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) because we believe it provides additional information regarding our performance and our ability to service our debt. In addition, management believes that Adjusted EBITDA is useful to facilitate operating performance comparisons from period to period by excluding certain non-cash items, such as the impact of depreciation and amortization and the impact of stock-based compensation related charges, and certain variable charges, such as acquisition-related expenses and restructuring charges. Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we also use this metric for business planning purposes and in evaluating business opportunities. In addition, management believes Adjusted EBITDA and similar measures are widely used by investors, securities analysts, ratings agencies and other parties in evaluating peer companies as a measure of financial performance and debt-service capabilities.

Adjusted EBITDA is not presented in accordance with U.S. GAAP, and our computation of Adjusted EBITDA may vary from those used by other companies. In evaluating Adjusted EBITDA, you should be aware that in the future we will likely incur expenses similar to some of the adjustments in this presentation. The presentation of Adjusted EBITDA should not be construed as indicating that our future results will be unaffected by these expenses or by any unusual or non-recurring items. Adjusted EBITDA should not be considered as an alternative to net income or loss, operating income or loss, cash flows from operating activities or any other measures of operating performance, liquidity or indebtedness derived in accordance with U.S. GAAP. Adjusted EBITDA has limitations as an analytical tool, and it should not be considered in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP.

	Years Ended December 31,
(in millions)	2015	2014	2013
Net Income (Loss)	$417	$(189)	$82
Benefit from income taxes	(200)	(96)	(130)
Other (income) loss, net	(19)	276	74
Interest expense	169	221	332
Interest income	(3)	(4)	(4)
Depreciation and amortization	341	441	410
Deferred revenue purchase accounting adjustments	10	4	2
Stock-based compensation related charges(1)	28	58	22
Restructuring and related charges(2)	91	39	23
Acquisition-related charges(3)	51	24	10
Sponsor monitoring fees(4)	—	74	8
Non-executive phantom SARs compensation expenses(5)	—	30	—
Secondary offering expenses	1	—	—
Adjusted EBITDA	$886	$878	$829

(1)	Stock-based compensation charges are included in Operating costs of information, Direct and incremental costs of technology services and Selling and administrative expenses as follows:

	Years Ended December 31,
(in millions)	2015	2014	2013
Operating costs of information, exclusive of depreciation and amortization	$2	$6	$3
Direct and incremental costs of technology services, exclusive of depreciation and amortization	2	5	2
Selling and administrative expenses, exclusive of depreciation and amortization	24	47	17

(2)

Restructuring and related charges includes severance and impairment charges and the cost of employee and third-party charges related to dual running costs for knowledge transfer activities. Dual running costs for knowledge transfer activities were $3 million, $6 million and $6 million for the years ended December 31, 2015, 2014 and 2013, respectively. In 2015, these costs were included primarily in Operating costs of information and Selling and administrative expenses. In 2014 and 2013, these costs were included primarily in Operating costs of information.

(3)	Acquisition-related charges are included primarily in Selling and administrative expenses.
(4)

We had a management services agreement with affiliates of certain of our shareholders, which was terminated in conjunction with our IPO. We refer to the fees paid under this management services agreement, including the termination settlement, as sponsor monitoring fees. See Note 15 to our Consolidated Financial Statements for further information. Sponsor monitoring fees are included in Selling and administrative expenses.

(5)

Non-executive phantom SARs compensation expenses of $10 million and $20 million for the year ended December 31, 2014 are included in Operating costs of information and Selling and administrative expenses, respectively.

Revenue

Total revenue increased 10.6% to $2,921 million for the year ended December 31, 2015 compared to $2,641 million in the prior year, and grew 21.0% on a constant currency basis, as the U.S. Dollar strengthened against most other currencies in which we transact business. The strengthening of the U.S. Dollar compared to the Euro was responsible for approximately half of the foreign exchange impact. Revenue from our information offerings decreased 2.1% and grew 8.4% on a constant currency basis in 2015. Revenue from our technology services offerings increased 27.7% and grew 37.7% on a constant currency basis in 2015. Constant currency growth in the Americas and EMEA (Europe, the Middle East, Africa, India, Sri Lanka and Bangladesh) regions contributed approximately 90% of our total revenue growth during 2015 compared to 2014. The constant currency increase in information offerings revenue primarily resulted from the Cegedim acquisition and growth in the EMEA region. The constant currency increase in technology services revenue primarily resulted from the Cegedim acquisition and growth in all offerings, led by technology and applications and real world evidence offerings in the United States and EMEA.

Revenue for 2015 included $346 million related to the Cegedim acquisition. Excluding the impact of the Cegedim acquisition, revenue decreased 2.6% in 2015 and increased 5.8% on a constant currency basis compared to 2014. Also excluding the Cegedim acquisition, information offerings revenue declined 8.2% and increased 1.4% on a constant currency basis, while technology services revenue increased 5.1% and 11.7% on a constant currency basis in 2015 compared to the prior year.

Total revenue grew 3.8% to $2,641 million in 2014 compared to $2,544 million in 2013, or 5.9% on a constant currency basis. Revenue from our information offerings decreased 0.7%, or grew 1.7% on a constant currency basis in 2014. Revenue from our technology services offerings grew 10.6% and grew 12.3% on a constant currency basis in 2014. Constant currency growth in the Americas and EMEA regions contributed approximately 90% of our total revenue growth during 2014 compared to 2013. The constant currency increase in information offerings was driven by growth in almost all our geographies, with the largest contribution coming from EMEA. The constant currency increase in technology services offerings was primarily driven by increases in technology and applications, workflow analytics and real-world evidence in the Americas and EMEA.

Operating Costs of Information, exclusive of Depreciation and Amortization

Operating costs of information offerings remained relatively flat in 2015 compared to 2014. Included in Operating costs of information for 2014 was $10 million of non-executive Phantom SARs compensation expense. Excluding the favorable effect of foreign currency translation of $58 million, non-executive Phantom SARs compensation expense, stock-based compensation related charges and restructuring and related charges, operating costs of information increased 11.9% in 2015 compared to 2014. The constant currency increase in operating costs of information was primarily due to an increase in data costs as we continue to invest in new data sources and higher compensation costs of approximately $36 million, the latter due largely to the Cegedim acquisition.

Operating costs of information offerings increased $17 million, or 2.5%, in 2014 compared to 2013. Excluding the effect of foreign currency translation of negative $10 million, non-executive Phantom SARs compensation expense of $10 million, stock-based compensation charges and restructuring and related charges, operating costs of information increased 2.1% in 2014 compared to 2013. The constant currency increase in operating costs of information was primarily due to an increase in data costs of approximately $13 million as we continue to invest in new data sources and compensation costs of $8 million, with the latter in part due to an increase in headcount of approximately 140 employees from December 2013. This increase was partially offset by lower professional fees and information technology expense of approximately $3 million each.

Direct and Incremental Costs of Technology Services, exclusive of Depreciation and Amortization

Direct and incremental costs of technology services offerings grew $177 million, or 30.9%, in 2015 compared to 2014. Excluding the favorable effect of foreign currency translation of $63 million, as well as stock-based compensation related charges and restructuring and related charges, direct and incremental costs of technology services grew 42.6% in 2015 compared to 2014. The constant currency increase in direct and incremental costs of technology services was driven primarily by increased compensation costs of $142 million, largely due to Cegedim acquisition and to support the growth in our technology services offerings. Additionally, increases in consulting and professional fees of approximately $40 million and data costs directly related to technology services, both largely due to the Cegedim acquisition, contributed to the growth as compared to 2014.

Direct and incremental costs of technology services offerings grew $53 million, or 10.3%, in 2014 compared to 2013. Excluding the effect of foreign currency translation of negative $7 million and stock-based compensation charges, direct and incremental costs of technology services grew 11.0% in 2014 compared to 2013. The constant currency increase in direct and incremental costs of technology services was driven primarily by increased compensation costs of approximately $44 million due to an increase in headcount of approximately 350 employees from December 2013 to support the growth in our technology services offerings and normal annual merit salary increases. Additionally, data costs and professional fees increased by approximately $8 million and $6 million, respectively, compared to 2013.

Selling and Administrative Expenses, exclusive of Depreciation and Amortization

Selling and administrative expenses decreased $9 million, or 1.3%, in 2015 compared to 2014. Included in Selling and administrative expenses for 2014 was $72 million related to the termination of the management services agreement with affiliates of the Sponsors and $20 million of non-executive Phantom SARs compensation expense. Excluding the favorable effect of foreign currency translation of $63 million, as well as sponsor monitoring fees, non-executive Phantom SARs compensation expense, stock-based compensation related charges, restructuring and related charges and acquisition-related charges, selling and administrative expenses grew 25.9% in 2015 compared to 2014. Selling and administrative expenses in constant currency reflected higher compensation expense of approximately $111 million and occupancy expense of approximately $23 million compared to 2014, both of which were largely due to the Cegedim acquisition.

Selling and administrative expenses grew $125 million, or 21.0%, in 2014 compared to 2013. Included in Selling and administrative expenses for 2014 was $72 million related to the termination of the management services agreement with affiliates of the Sponsors and $20 million of non-executive Phantom SARs compensation expense. Excluding the effect of foreign currency translation of negative $7 million, sponsor monitoring fees, non-executive Phantom SARs compensation expense, stock-based compensation charges and acquisition-related charges, selling and administrative expenses increased 0.5% in 2014 compared to 2013. The constant currency increase in selling and administrative expenses primarily resulted from an increase in compensation of approximately $34 million, primarily resulting from normal annual merit salary increases, higher selling and administrative headcount of approximately 240 employees from December 2013 from acquisitions and increased staff to drive software development and revenue and an increase in legal fees of $7 million, partially offset by lower consulting expense of approximately $14 million, higher deferrals to computer software for new product development and a decrease in the fair value estimate of our contingent consideration liability. Additionally, both occupancy and information technology costs increased by approximately $6 million each, related to the increased number of employees.

Depreciation and Amortization

Depreciation and amortization expense decreased $100 million, or 22.6%, in 2015 compared to 2014. The decrease was primarily due to certain intangible assets recorded in connection with the merger transaction completed in 2010 that became fully amortized during the first quarter of 2015, partially offset by additional depreciation and amortization expense related to the Cegedim acquisition of approximately $24 million in 2015.

Depreciation and amortization expense increased $31 million, or 7.6%, in 2014 compared to 2013. The increase was primarily due to higher capital expenditures and additions to deferred software, in part due to expenditures for our new global delivery center in Bangalore, India, as well as increased investment for future growth.

Severance, Impairment and Other Charges

Severance, impairment and other charges in 2015 were primarily comprised of $76 million of severance, $9 million for the write-off of the value of computer software that was no longer in use and $3 million for contract-related charges for which the Company will not realize any future economic benefits.

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

See “Severance, Impairment and Other Charges” below for further information.

Operating Income

Operating income was $364 million in 2015, an increase of $156 million compared to 2014. Included in operating income for 2014 was $72 million related to the termination of a management services agreement with affiliates of the Sponsors and $30 million of non-executive Phantom SARs compensation expense. Operating income for 2015 increased $216 million in constant currency terms compared to 2014. Absent the impact of stock-based compensation related charges, acquisition-related charges, restructuring and related charges, purchase accounting adjustments, sponsor monitoring fees and non-executive Phantom SARs compensation expense, operating income decreased 1.2% at reported foreign currency rates and increased 10.7% on a constant currency basis for 2015. The increase in operating income on a constant currency basis was a result of higher revenues and lower depreciation and amortization expense, partially offset by increases in operating expenses to support the revenue growth.

Operating income was $208 million in 2014, a decline of $146 million, or 41.3%, compared to 2013. This decrease was due to $72 million related to the termination of the management services agreement with affiliates of the Sponsors, $30 million of non-executive Phantom SARs compensation expense and other increases in operating expenses discussed above, partially offset by the revenue growth. Operating income for 2014 decreased $121 million in constant currency terms compared to 2013. Absent the impact of stock-based compensation charges, acquisition-related charges, restructuring and related charges, purchase accounting adjustments, sponsor monitoring fees and non-executive Phantom SARs compensation expense, operating income increased 1.9% at reported foreign currency rates and 6.4% on a constant currency basis for 2014.

Trends in Operating Margins

Operating margins were 12.4%, 7.9% and 13.9% in 2015, 2014 and 2013, respectively. Margins were negatively impacted by the effects of foreign currency translation, stock-based compensation charges, acquisition-related charges, restructuring and related charges and purchase accounting adjustments. Additionally, margins in 2014 were negatively impacted by non-executive Phantom SARs compensation expense and sponsor monitoring fees. Excluding the effects of foreign currency translation and these charges, operating margins were 23.6%, 26.5% and 26.4% in 2015, 2014 and 2013, respectively. The period over period decrease in operating margin in 2015 compared to 2014 was primarily due to the lower profitability of the acquired Cegedim businesses.

Non-Operating Loss, net

Non-operating loss, net was $147 million in 2015, a decrease of $346 million compared to 2014. Interest expense, net of interest income, was $51 million lower than in 2014, primarily due to the redemption of our 12.5% senior notes and senior PIK notes in April 2014. Included in the non-operating loss for 2015 was a $7 million charge related to the remeasurement of our Venezuelan Bolívar account balances compared to a $49 million charge in 2014. Additionally, the hedge of non-U.S. Dollar anticipated royalties resulted in a $24 million gain in 2015 compared to a $7 million gain in 2014. Also included in the non-operating loss for 2014 was a $151 million make-whole premium payment and $68 million for the write-off of debt issuance costs and discounts, both of which were related to the redemption of our 12.5% senior notes and senior PIK notes in April 2014, and $13 million of debt extinguishment losses and third-party fees related to the 2014 amendment of our senior secured credit facilities. See Note 6 to our Consolidated Financial Statements for further information on the remeasurement of our Venezuelan Bolívar account balances and Note 7 for the debt transactions.

Non-operating loss, net was $493 million in 2014, an increase of $91 million compared to 2013. Included in the non-operating loss for 2014 was $151 million make-whole premium payment and $68 million for the write-off of debt issuance costs and discounts, both of which were related to the redemption of our 12.5% Senior Notes and Senior PIK Notes in April 2014, $13 million of debt extinguishment losses and third-party fees related to the 2014 amendment of our Senior Secured Credit Facilities and $49 million related to the remeasurement of our Venezuelan Bolívar account balances. Included in the non-operating loss for 2013 was $12 million of debt extinguishment losses and third-party fees related to the amendment of our Term loan B in February 2013 and a $14 million charge related to the official devaluation of Venezuela’s current exchange rate. Additionally, revaluation of other non-functional assets and liabilities, translation of non-functional currency debt and hedge of non-U.S. Dollar anticipated royalties were a $4 million gain in 2014 compared to a $45 million loss in 2013. Partially offsetting this variance was interest expense, net of interest income, which was $111 million lower than in 2013, primarily due to the redemption of our 12.5% Senior Notes and Senior PIK Notes in April 2014.

Taxes

We operate in more than 100 countries around the world and our earnings are taxed at the applicable income tax rate in each of these countries.

We recorded a benefit for income taxes of $200 million for 2015 primarily due to changing our assertion related to the unremitted earnings of our non-US subsidiaries. Historically, we provided deferred taxes with respect to all of the unremitted earnings of our non-U.S. subsidiaries. As of the beginning of 2015, we are asserting, with certain exceptions, that the unremitted earnings of our non-U.S. subsidiaries will be indefinitely reinvested. As a result of this change in assertion, in the first quarter of 2015, we reversed a previously established deferred tax liability of $256 million and as of December 31, 2015, have a deferred tax liability of $12 million. We have the intent and ability to indefinitely reinvest our non-U.S. subsidiaries’ unremitted earnings, with certain exceptions, as these earnings are no longer expected to be repatriated to the United States to meet our U.S. cash needs. Rather, we intend to reinvest the non-U.S. earnings in the growth of our non-U.S. businesses. If the $256 million related to the change in assertion was not recorded, the effective tax rate would have been 26.09% for 2015. The tax benefit for 2015 was also favorably impacted as a result of profits generated in non-U.S. tax jurisdictions with lower tax rates than the U.S. statutory tax rate. In 2015, we recorded a tax charge of $2 million for interest and penalties related to unrecognized tax benefits. As of December 31, 2015, we had $28 million of unrecognized tax benefits that if recognized would favorably affect the effective tax rate and $9 million of interest and penalties associated with unrecognized tax benefits.

Our tax benefit for 2014 was primarily due to a significant amount of deductible expenses in the United States during 2014 related to the redemption of our 12.5% Senior Notes and Senior PIK Notes, the termination of the management services agreement with affiliates of the Sponsors and non-executive Phantom SARs compensation expense. In addition, our effective tax rate was impacted as a result of profits generated in non-U.S. tax jurisdictions with lower tax rates than the U.S. statutory tax rate and by deferred U.S. income tax expense related to non-U.S. earnings net of associated tax credits. We also recorded a tax benefit of $6 million in the second quarter of 2014 as a result of the conclusion of a U.S. Federal income tax examination for 2010 and 2011. In 2014, we recorded a tax charge of $3 million for interest and penalties related to unrecognized tax benefits. As of December 31, 2014, we had $28 million of unrecognized tax benefits that if recognized would favorably affect the effective tax rate and $9 million of interest and penalties associated with unrecognized tax benefits.

In 2014, we completed the restructuring of our foreign operations and fully integrated our United Kingdom, Spain and Austria businesses under the Company's main European holding company in Switzerland. The initial steps of the restructuring started during the fourth quarter of 2013. The restructuring significantly affected the book over tax basis differences among group members and the ultimate worldwide tax cost of a theoretical recognition of such differences. As a result, the associated deferred tax liability was reduced by approximately $5 million and $86 million as of December 31, 2014 and 2013, respectively.

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

We file numerous consolidated and separate income tax returns in U.S. (federal and state) and non-U.S. jurisdictions. With few exceptions, we are no longer subject to U.S. federal income tax examination by tax authorities for years before 2012, in state and local jurisdictions for years prior to 2011, and in our material non-U.S. jurisdictions prior to 2011.

Operations by Geographic Region

Operating segments are defined as components of an enterprise about which financial information is available that is evaluated on a regular basis by the chief operating decision-maker, or decision-making groups, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. We operate a globally consistent business model, offering clients in the healthcare industry with comprehensive solutions to measure and improve their performance.

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

The following represents selected geographic information for the regions in which we operate.

(in millions)	Americas(1)	EMEA(2)	Asia Pacific(3)	Corporate & Other	Total
As of or For the Years Ended December 31,
2015
Revenue(4)	$1,326	$1,157	$438	$-	$2,921
Operating income (loss)(5)	222	215	117	(190)	364
Total assets	4,144	2,200	1,112	3	7,459

2014
Revenue(4)	$1,205	$1,007	$429	$-	$2,641
Operating income (loss)(5)	283	276	134	(485)	208
Total assets	3,833	2,035	1,112	116	7,096

2013
Revenue(4)	$1,160	$951	$433	$-	$2,544
Operating income (loss)(5)	297	276	147	(366)	354
Total assets	4,065	2,450	1,266	127	7,908

 In April 2015, we realigned our regional reporting so that India, Sri Lanka and Bangladesh are included in EMEA. Previously, these countries had been included in the Asia Pacific region. Additionally in 2015, the Company made changes to its geographic reporting classifications to move some functions out of Corporate and Other and into the regions. As a result of these changes, reclassifications of prior years’ geographic financial information were made to conform to the current year presentation. The reclassifications did not change previously reported Consolidated Results of Operations.

(1)

Americas includes the United States, Canada and Latin America. Revenue in the United States was $1,127 million, $986 million and $935 million for the years ended December 31, 2015, 2014 and 2013, respectively. Total U.S. assets were $4,046 million, $3,659 million and $3,837 million at December 31, 2015, 2014 and  2013, respectively.

(2)	EMEA includes countries in Europe, the Middle East and Africa, and the countries of India, Sri Lanka and Bangladesh.
(3)

Asia Pacific includes Japan, Australia and other countries in the Asia Pacific region, excluding India, Sri Lanka and Bangladesh. Revenue in Japan was $245 million, $252 million and $261 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

(in millions)	Americas	EMEA	Asia Pacific
For the Years Ended December 31,
2015	$83	$26	$24
2014	126	86	39
2013	126	87	42

Americas Region

Revenue in the Americas region grew 10.0% in 2015 compared to 2014. On a constant currency basis, revenue grew 14.0% in 2015 compared to 2014. The increase in revenues was primarily due to the Cegedim acquisition and, on a constant currency basis, by growth in both technology and applications and real world evidence offerings within technology services in the United States. Revenue in the Americas region grew 3.8% in 2014 compared to 2013. On a constant currency basis, revenue grew 5.8% in 2014 compared to 2013. Technology services offerings accounted for almost all of the growth for 2014, primarily driven by the U.S.

Operating income in the Americas region decreased 21.3% in 2015 compared to 2014. On a constant currency basis, operating income decreased 14.9% in 2015 compared to 2014. The decrease in constant currency operating income in 2015 was a result of increases in operating expenses of $210 million, largely due to the Cegedim acquisition and to support the revenue growth in the region, partially offset by the revenue growth. Excluding $12 million of non-executive Phantom SARs compensation expense and $7 million impairment of a leased property included in 2014, operating expenses grew $229 million, including higher severance expense, largely due to the Cegedim acquisition. Operating income in the Americas region decreased 4.7% in 2014 compared to 2013. On a constant currency basis, operating income decreased 0.8% in 2014 compared to 2013. The decrease in constant currency operating income in 2014 was a result of non-executive Phantom SARs compensation expense of approximately $12 million, impairment of a leased property of $8 million and increases in other operating expenses of $49 million to support the revenue growth in the region, partially offset by revenue growth.

EMEA Region

Revenue in the EMEA region grew 14.9% in 2015 compared to 2014. On a constant currency basis, revenue grew 32.9% in 2015 compared to 2014. The increase in revenues was primarily due to the Cegedim acquisition and, on a constant currency basis, by growth in our real world evidence and technology and applications offerings within technology services, as well as solid growth in information offerings. Revenue in the EMEA region grew 5.9% in 2014 compared to 2013. On a constant currency basis, revenue grew 6.6% in 2014 compared to 2013. Approximately two-thirds of the constant currency increase in revenue in EMEA was the result of strong growth in our technology services offerings, especially in North Europe and Central Europe. Additionally revenue from our information offerings was strong in South Europe.

Operating income in the EMEA region declined 21.9% in 2015 compared to 2014. On a constant currency basis, operating income declined 1.4% in 2015 compared to 2014. The decrease in constant currency operating income in 2015 was a result of increases in operating expenses of $335 million, including higher severance charges, largely due to the Cegedim acquisition and to support the revenue growth, partially offset by strong revenue growth in the region. Excluding $10 million of non-executive Phantom SARs compensation expense included in 2014, operating expenses grew $345 million. Operating income in the EMEA region decreased 0.2% in 2014 compared to 2013. On a constant currency basis, operating income grew 1.9% in 2014 compared to 2013. The increase in constant currency operating income in 2014 was a result of revenue growth in the region, partially offset by non-executive Phantom SARs compensation expense of approximately $10 million and increases in other operating expenses of $47 million to support the revenue growth.

Asia Pacific Region

Revenue in the Asia Pacific region grew 2.2% in 2015 compared to 2014. On a constant currency basis, revenue grew 12.4% in 2015 compared to 2014. The increase in revenues on a constant currency basis for 2015 was primarily due to the Cegedim acquisition. Additionally, the increase in constant currency revenue in 2015 resulted from growth in our technology and applications, consulting and real world evidence offerings within technology services. Revenue in the Asia Pacific region declined 0.8% in 2014 compared to 2013. On a constant currency basis, revenue grew 4.5% in 2014 compared to 2013. The constant currency increase in revenue was driven by growth in technology services offerings in Japan and information offerings in China.

Operating income in the Asia Pacific region declined 13.1% in 2015 compared to 2014. On a constant currency basis, operating income grew 2.2% in 2015 compared to 2014. The increase in constant currency operating income in 2015 was primarily a result of the revenue increase, partially offset by increases in operating expenses of $50 million, due to continued investments in the region to drive growth and the Cegedim acquisition. Operating income in the Asia Pacific region declined 8.9% in 2014 compared to 2013. On a constant currency basis, operating income declined 0.5% in 2014 compared to 2013. The decrease in constant currency operating income in 2014 was a result of increases in operating expenses of $19 million due to continued investments in the region to drive growth, partially offset by the revenue increase.

How Exchange Rates Affect our Results

We operate globally, deriving a significant portion of our operating income from non-U.S. operations. As a result, fluctuations in the value of foreign currencies in which we transact business relative to the U.S. Dollar may increase the volatility of U.S. Dollar operating results. We enter into foreign currency forward contracts to partially offset the effect of currency fluctuations and the impact of these forward contracts is reflected in Other income (loss), net on the Consolidated Statements of Comprehensive Income (Loss). In 2015, foreign currency translation decreased our U.S. Dollar revenue growth by approximately 10.4 percentage points and decreased our operating income growth by 30.9 percentage points. In 2014, foreign currency translation decreased our U.S. Dollar revenue growth by approximately 2.1 percentage points and increased our operating loss 7.0 percentage points.

Non-U.S. monetary assets are maintained in currencies other than the U.S. Dollar, principally the Swiss Franc, Euro and the Japanese Yen, and as such, the reported values of these assets may be significantly affected by fluctuations in foreign exchange rates. At December 31, 2015, the Swiss Franc, Euro and Japanese Yen exchange rates were weaker against the U.S. Dollar compared to December 31, 2014. Where monetary assets are held in the functional currency of the local entity, changes in the value of these currencies relative to the U.S. Dollar are reflected in accumulated other comprehensive income in the Consolidated Statements of Financial Position. The effect of exchange rate changes, which included the charges taken for our Venezuelan operations in 2015, 2014 and 2013, decreased the U.S. Dollar amount of cash and cash equivalents by $30 million, $81 million and $37 million during 2015, 2014 and 2013, respectively.

Liquidity and Capital Resources

We fund our liquidity needs for capital investment, working capital, and other financial commitments through cash flow from operations and our Senior Secured Credit Facilities (as defined below). At December 31, 2015, cash and cash equivalents were $396 million and our total indebtedness was $4,266 million. Additionally, we had $172 million available for borrowing under our Senior Secured Credit Facility at December 31, 2015. In the last two calendar years combined, we have generated strong net cash provided by operating activities of $600 million. In January 2016, we entered into an amendment to our senior secured credit facility to increase outstanding commitments under our existing Term A loans (as defined below) by $300 million. The proceeds from the additional Term A loans will be used for general corporate purposes, including funding acquisitions and repaying existing loans under our senior secured revolving credit facility. In addition to operating cash flows, other factors that affect our overall management of liquidity include capital expenditures, software development costs, acquisitions, debt service requirements, adequacy of our revolving credit facility and access to the capital markets.

In April 2014, we completed our IPO and raised net proceeds of approximately $987 million. Substantially all of our net proceeds from the IPO, borrowings under new term loans and our existing revolving credit facility and cash on hand were used to (i) fund the redemption of our 12.5% Senior Notes and Senior PIK Notes (defined in the Debt section below) and pay related fees and expenses, (ii) pay $30 million in the aggregate to holders of Phantom SARs and (iii) pay a one-time fee of $72 million to terminate our management services agreement with the Sponsors.

We believe we will have available resources to meet both our short-term and long-term liquidity requirements, including our debt service. We expect the cash flow from our operations, combined with existing cash and amounts available under the secured revolving credit facility, will provide sufficient liquidity to fund our current obligations, projected working capital requirements, restructuring obligations and capital spending over the next year. In addition, we do not intend to use non-U.S. cash and cash equivalents to meet U.S. liquidity needs to the extent those earnings are permanently reinvested. While our board of directors reviews our dividend policy from time to time, we currently do not intend to pay dividends in the foreseeable future. In addition we may, from time to time, purchase, repay, redeem or retire any of our outstanding debt or equity securities in privately negotiated or open market transactions, by tender offer or otherwise. Over the next twelve months, we currently expect that we will use our cash and cash equivalents primarily to fund:

•	principal and interest payments of approximately $224 million;
•

development of software to be used in our new products and capital expenditures of $190 million to $200 million to expand and upgrade our information technology capabilities and to build or acquire facilities to house our business;

•	payments of approximately $56 million related to our employee severance plans;
•	pension and other postretirement benefit plan contributions of approximately $9 million;
•	acquisitions and potential payments for contingent consideration; and
•	share repurchases.

Cash Flows

Cash and cash equivalents increased $6 million to $396 million at December 31, 2015 compared to $390 million at December 31, 2014. The increase reflects cash provided by operating activities of $490 million and financing activities of $262 million, which was largely offset by cash used in investing activities of $716 million and a decrease in cash of $30 million due to the effect of exchange rate changes.

Cash and cash equivalents decreased $335 million to $390 million at December 31, 2014 compared to $725 million at December 31, 2013. The decrease reflects cash used in investing activities of $241 million and financing activities of $123 million, and a decrease of $81 million due to the effect of exchange rate changes, partially offset by cash provided by operating activities of $110 million.

Operating Activities

Net cash provided by operating activities amounted to $490 million for the year ended December 31, 2015 compared to $110 million for the year ended December 31, 2014. Cash flows from operating activities for 2015 reflects higher cash-related net income of $208 million and favorable working capital movements of $139 million, primarily due to lower interest payments in 2015, the timing of other payments and lower funding of other current assets, partially offset by higher severance payments in 2015. Cash flows from operating activities for 2014 included $72 million paid to terminate the management services agreement, $151 million paid for make-whole premiums related to the repayment of our 12.5% senior notes and senior PIK notes and $30 million paid to the holders of the outstanding Phantom SARs. Interest paid was $85 million lower in 2015, primarily due to the redemption of our 12.5% Senior Notes and Senior PIK Notes in conjunction with our IPO in April 2014.

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

Investing Activities

Net cash used in investing activities amounted to $716 million for the year ended December 31, 2015, an increase in cash used of $475 million compared to the year ended December 31, 2014. The increase is primarily due to higher payments for acquisitions in 2015, including the Cegedim acquisition and higher spending for computer software, partially offset by lower capital expenditures in 2015 as 2014 included the purchase of an office building in India, a premium paid for the interest rate caps purchased in April 2014 and a reduction in restricted cash in 2015.

Net cash used in investing activities amounted to $241 million for the year ended December 31, 2014, an increase in cash used of $61 million compared to the year ended December 31, 2013. The increase related to lower proceeds from short-term investments, net of purchases, higher capital expenditures, including the purchase of an office building in India, higher additions to computer software and a premium paid for the interest rate caps purchased in April 2014, partially offset by lower payments for acquisitions in 2014 compared to 2013.

Financing Activities

Net cash provided by financing activities amounted to $262 million for the year ended December 31, 2015, compared to net cash used of $123 million for the year ended December 31, 2014. Cash flows from financing activities for 2015 is primarily comprised of the issuance of the 4.125% Senior Notes in March 2015 and additional term loans resulting from the 2015 Amendment to our Senior Secured Credit Facilities in May 2015, partially offset by the repurchase of our common stock. Cash flows from financing activities for 2014 was primarily comprised of the repayment of our 12.5% Senior Notes and Senior PIK Notes, the payment of contingent consideration relating to a 2013 acquisition and the payment of debt amendment fees related to the 2014 Amendment (as defined below), partially offset by the net proceeds received from the IPO, proceeds from the issuance of Term A loans and higher net borrowings under our revolving credit facility in 2014.

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

Liquidity in the Capital and Credit Markets

Credit Concentrations

We continually monitor our positions with, and the credit quality of, the financial institutions that are counterparties to our financial instruments and do not anticipate non-performance by the counterparties. In general, we enter into transactions only with counterparties that are large banks and financial institutions. In addition, we attempt to limit the amount of credit exposure with any one institution. We would not have realized a material loss during the year ended December 31, 2015 in the event of non-performance by any one counterparty. Management continues to monitor the status of these counterparties and will take action, as appropriate, to manage any counterparty credit risk.

We maintain accounts receivable balances ($508 million and $330 million, net of allowances, at December 31, 2015 and 2014, respectively), principally from clients in the pharmaceutical industry. Our trade receivables do not represent significant concentrations of credit risk at December 31, 2015 due to the credit worthiness of our clients and their dispersion across many geographic areas.

Share Repurchase

On December 16, 2015, our board of directors approved a $250 million common stock repurchase authorization. Our share repurchase authorization has been developed to buy opportunistically, when we believe that our share price provides us with an attractive use of our cash flow and debt capacity. Through December 31, 2015, we purchased 670 thousand shares of our common stock having an aggregate value of approximately $17 million at an average price of $25.70 per share. The share repurchase was funded through a combination of cash and borrowings under our revolving credit facility. The repurchase authorization does not have a specified expiration date but can be modified, suspended or discontinued at any time.

On May 3, 2015, our board of directors approved a $300 million common stock repurchase authorization. In connection with that authorization, on May 12, 2015, we purchased 11.1 million shares of our common stock having an aggregate value of approximately $300 million at $27.0875 per share. To fund the share repurchase, we entered into the 2015 Amendment (as defined below) that provided us with $200 million in additional term loan borrowings and utilized borrowings from our revolving credit facility and available cash. See Note 9 to our Consolidated Financial Statements for additional information.

Debt

The following table summarizes our debt at the dates indicated:

	December 31,
(in millions)	2015	2014
Senior Secured Credit Facilities:
Senior Secured Term A Loan due 2019—USD LIBOR at average floating rates of 2.86%	$484	$307
Senior Secured Term A Loan due 2019—EUR LIBOR at average floating rates of 2.25%	135	158
Senior Secured Term B Loan due 2021—USD LIBOR at average floating rates of 3.50%	1,717	1,735
Senior Secured Term B Loan due 2021—EUR LIBOR at average floating rates of 3.75%	802	901
Revolving Credit Facility due 2019:
U.S. Dollar denominated borrowings—USD LIBOR at average floating rates of 2.79%	328	215
4.125% Senior Notes due 2023 - Euro denominated	300	—
6.00% Senior Notes due 2020 - U.S. Dollar denominated	500	500
Principal Amount of Debt	4,266	3,816
Less: Debt Issuance Costs and Unamortized Discounts	(71)	(77)
Total Debt	$4,195	$3,739

Senior Secured Credit Facilities

In May 2015, IMS Health, our indirect wholly-owned subsidiary, entered into an amendment (the “2015 Amendment”) to the Third Amended and Restated Credit and Guaranty Agreement, dated as of March 17, 2014, among IMS Health, IMS AG and IMS Japan K.K., as co-borrowers, Healthcare Technology Intermediate Holdings, Inc., Bank of America, N.A. and the other lenders party thereto (as amended by the 2015 Amendment, the “Credit Agreement” and, together with the related security and other documents for the senior secured term loan facilities and the senior secured revolving facility, the “Senior Secured Credit Facilities”). The 2015 Amendment increased outstanding commitments under our existing Term A loans by $200 million. The proceeds from the additional term loans were used to fund a portion of our repurchase of our common shares in May 2015. See Note 9 to our Consolidated Financial Statements for further information on the share repurchase. As a result of the 2015 Amendment, we incurred $2 million of fees, which are being amortized to interest expense.

In March 2014, IMS Health and certain of its subsidiaries, as co-borrowers, entered into an amendment (the “2014 Amendment”) to the Second Amended and Restated Credit and Guaranty Agreement, dated as of October 24, 2012. The 2014 Amendment added commitments in respect of new Term A loans (the “New Term Loans”) in the aggregate dollar equivalent amount of $500 million, increased outstanding commitments under the revolving credit facility to $500 million, modified certain interest rates and covenants and made additional modifications to the then outstanding senior secured credit facilities. The New Term Loans were funded in April 2014 concurrent with our IPO. The New Term Loans and revolving credit facility mature in March 2019, while the Term B loans mature in March 2021. As a result of the 2014 Amendment, we recorded $11 million of debt extinguishment losses and $2 million of fees in Other income (loss), net during the year ended December 31, 2014.

In February 2013, IMS Health and certain of its subsidiaries entered into an amendment of the then existing senior secured term loans due 2017 (“Term Loan Amendment”) to reduce our borrowing costs. IMS Health reduced the borrowing margins and LIBOR floors by 50 basis points and 25 basis points, respectively, for both the USD and EUR tranches of debt. As a result of the Term Loan Amendment, we recorded $9 million of debt extinguishment losses and $3 million of fees in Other income (loss), net during the year ended December 31, 2013.

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

At December 31, 2015, IMS Health, IMS AG and IMS Japan K.K., as co-borrowers, had an aggregate $500 million revolving credit facility, of which $172 million was unused. The Senior Secured Credit Facilities are secured by a security interest in substantially all of Healthcare Technology Intermediate Holdings, Inc.’s, IMS Health’s and the U.S. subsidiary guarantors’ tangible and intangible assets, including the stock of IMS Health and certain of IMS Health’s U.S. restricted subsidiaries and a portion of the stock of IMS Health’s non-U.S. restricted subsidiaries directly owned by Healthcare Technology Intermediate Holdings, Inc., IMS Health or a U.S. subsidiary guarantor. In addition, the obligations of IMS AG are guaranteed by certain of its Swiss restricted subsidiaries and are secured by certain assets of IMS AG and the Swiss guarantors, including the stock of the Swiss guarantors. The obligations of IMS Japan K.K. are secured by certain of its assets. There have been no borrowings by IMS Japan K.K. to date.

Senior Notes

In anticipation of the Cegedim acquisition, IMS Health issued €275 million aggregate principal amount of its 4.125% Senior Notes due in April 2023 on March 30, 2015. The proceeds, along with cash on hand, were used on April 1, 2015, to fund the Cegedim acquisition and pay fees and expenses of $5 million in connection with the debt offering. See Note 3 to our Consolidated Financial Statements for more information on the Cegedim acquisition. Interest on the 4.125% Senior Notes is payable semi-annually each year and commenced on October 1, 2015. The 4.125% Senior Notes are guaranteed on a senior unsecured basis by IMS Health’s wholly-owned domestic subsidiaries that are guarantors under the Senior Secured Credit Facilities. We may redeem the 4.125% Senior Notes, in whole or in part, at any time prior to April 1, 2018 at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium. On or after April 1, 2018, we may redeem all or a portion of the 4.125% Senior Notes at predetermined redemption prices set forth in the indenture governing the 4.125% Senior Notes plus accrued and unpaid interest to the date of redemption.

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

Other

In connection with our IPO in April 2014, we redeemed our 12.5% senior notes and senior PIK notes and incurred a loss on extinguishment of debt of $219 million in 2014, consisting of a $151 million in aggregate payments for make-whole premiums related to such redemptions and $68 million write-off of debt issuance costs and discounts.

The Senior Secured Credit Facilities and the indentures for the 4.125% Senior Notes and 6% Senior Notes provide for certain covenants and events of default customary for similar instruments, including a covenant not to exceed a specified ratio of consolidated senior secured net indebtedness to Consolidated EBITDA, as defined in the Credit Agreement, and a covenant to maintain a specified minimum interest coverage ratio. If an event of default occurs under any of our or our subsidiaries’ financing arrangements, the creditors under such financing arrangements will be entitled to take various actions, including the acceleration of amounts due under such arrangements, and in the case of the lenders under the revolving credit facility and New Term Loans, other actions permitted to be taken by a secured creditor. At December 31, 2015, we were in compliance with the financial covenants under our financing arrangements.

Severance, Impairment and Other Charges

We record a liability for significant costs associated with restructuring activities, including employee severance and related benefits, lease termination costs, asset impairments and other qualifying exit costs, when such costs are deemed probable and estimable. Employee severance benefits are calculated pursuant to the terms of established employee protection plans, in accordance with local statutory minimum requirements or individual employee contracts, as applicable. These charges are included in Severance, impairment and other charges, a component of operating income, on the Consolidated Statements of Comprehensive Income (Loss).

Severance

As a result of ongoing cost reduction efforts, we recorded severance charges consisting of global workforce reductions to streamline our organization. The following table sets forth the activity in our severance-related reserves:

(in millions)	2015 Plan(1)	2013 and 2014 Plans(2)
Balance at December 31, 2013	$—	$12
Charges	—	22
Cash payments	—	(16)
Balance at December 31, 2014	—	18
Charges	76	—
Cash payments	(25)	(14)
Balance at December 31, 2015	$51	$4

(1)

In 2015, we implemented a restructuring plan (the “2015 Plan”) and recorded pre-tax severance charges of $76 million, $33 million of which was recorded in the fourth quarter of 2015. We expect that cash outlays related to the 2015 Plan will be substantially complete by the end of 2017.

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

Other Charges

During 2015, we recorded impairment charges of $12 million, of which $5 million was recorded in the fourth quarter of 2015. The charges are primarily comprised of the write-off of $9 million of computer software that was no longer in use and $3 million in contract-related charges for which we will not realize any future economic benefits.

During 2014, we recorded impairment charges of $11 million, of which $8 million related to impaired leases for properties in the United States and $3 million for the write-down of certain assets and contract-related charges for which the Company will not realize any future economic benefits.

During 2013, we recorded impairment charges of $10 million, $7 million of which related to impaired leases for properties vacated in the United States and $3 million for contract-related charges for which we will not realize any future economic benefits. Of the $7 million charge for impaired leases, $3 million was recorded in the fourth quarter of 2013.

Contingencies

We are exposed to certain known contingencies that are material to our investors. The facts and circumstances surrounding these contingencies and a discussion of their effect on us are included in Note 13 to our Consolidated Financial Statements included elsewhere in this Report. These contingencies may have a material effect on our liquidity, capital resources or results of operations. In addition, even where our reserves are adequate, the incurrence of any of these liabilities may have a material effect on our liquidity and the amount of cash available to us for other purposes.

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

Contractual Obligations

Our contractual obligations include facility leases, agreements to purchase data and telecommunications services, computer and other leases, projected pension and other postretirement benefit plan contributions, long-term debt obligations and employee severance. At December 31, 2015, the minimum annual payment under these agreements and other contracts that have initial or remaining non-cancelable terms in excess of one year are as listed in the following table:

(in millions)	2016	2017 - 2018	2019 - 2020	Thereafter	Total
Operating leases(1)	$66	$93	$60	$51	$270
Data acquisition and telecommunication services(2)	253	205	85	9	552
Computer and other leases(3)	23	26	10	—	59
Benefit obligations(4)	28	41	46	144	259
Long-term debt(5)	224	482	1,613	2,744	5,063
Other liabilities(6)	56	1	1	1	59
Total	$650	$848	$1,815	$2,949	$6,262
(1)	Rental expense under real estate operating leases for the years ended 2015, 2014 and 2013 were $70 million, $51 million and $49 million, respectively.
(2)	Expense under data acquisition and telecommunications long-term contracts for the years ended 2015, 2014 and 2013 were $263 million, $221 million and $215 million, respectively.
(3)

Rental expense under computer and other leases for the years ended 2015, 2014 and 2013 were $26 million, $28 million and $25 million, respectively. These leases are frequently renegotiated or otherwise changed as advancements in computer technology produce opportunities to lower costs and improve performance.

(4)

Amounts represent expected future benefit payments for our pension and postretirement benefit plans, as well as expected contributions for 2016 for our funded pension benefit plans (see Note 8 to our Consolidated Financial Statements for the year ended December 31, 2015 included elsewhere in this Report).

(5)

Amounts represent the principal balance plus estimated interest expense based on current interest rates under our long-term debt (see Note 7 to our Consolidated Financial Statements for the year ended December 31, 2015 included elsewhere in this Report).

(6)

Includes estimated future funding requirements related to severance, impairment and other charges (see Note 5 to our Consolidated Financial Statements for the year ended December 31, 2015 included elsewhere in this Report). As the timing of future cash outflows is uncertain, the following long-term liabilities (and related balances) are excluded from the above table: deferred taxes ($526) million and uncertain tax benefits reserve ($19) million.

Under the terms of certain acquisition-related purchase agreements, we may be required to pay additional amounts as contingent consideration based primarily on the achievement of certain financial performance related metrics. At December 31, 2015, we have recorded estimated accruals of approximately $28 million, which could become due through 2018, with respect to these additional payments relating to thirteen acquisitions.

Off-Balance Sheet Obligations

As of December 31, 2015, we have no off-balance sheet arrangements that currently have or are reasonably likely to have a material effect on our consolidated financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

Note 2 to the Consolidated Financial Statements for the year ended December 31, 2015 included elsewhere in this Report includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. Following is a brief discussion of the more significant accounting policies and methods used by us.

The most significant estimates relate to carrying value of goodwill and intangible assets, purchase price allocations, provision for income taxes and tax assets and liabilities, reserves for employee benefits, stock-based compensation, contingencies, litigation, allowances and depreciation of fixed assets including salvage values. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The accounting estimates used in the preparation of our Consolidated Financial Statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Actual results could vary from the estimates and assumptions used in the preparation of the Consolidated Financial Statements for the year ended December 31, 2015.

We believe the following critical accounting policies involve significant judgments and estimates used in the preparation of our Consolidated Financial Statements for the year ended December 31, 2015.

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

We also offer technology services offerings that enable our clients to make informed business decisions. Technology services offerings consist of a mix of small and large-scale services and consulting projects, multi-year outsourcing contracts and SaaS licenses. These arrangements typically have terms ranging from several weeks to three years, with a majority having terms of one year or less. Revenues for services engagements where deliverables occur ratably over time are recognized on a straight-line basis over the term of the arrangement. Revenues from time and material contracts are recognized as the services are provided. Revenues from fixed price ad hoc services and consulting contracts are recognized either over the contract term based on the ratio of the number of hours incurred for services provided during the period compared to the total estimated hours to be incurred over the entire arrangement (efforts based), or upon delivery (completed contract).

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

Stock-Based Compensation. We maintain an equity incentive plan, which provides for the grant of stock options (including incentive stock options), stock appreciation rights (“SARs”), restricted and deferred stock (including restricted stock units), dividend equivalents, other stock-based awards and performance awards to key employees, including our Company’s named executive officers, non-employee directors, consultants, and other persons who provide substantial services to the Company. We recognize as stock-based compensation expense for all share-based payments to employees over the requisite service period (generally the vesting period) in the Consolidated Statements of Comprehensive Income (Loss) based on the fair values of the number of awards that are ultimately expected to vest. For performance-based awards, stock-based compensation expense is adjusted over time based on our assessment of the probability of achieving the financial targets. As a result, for most awards, recognized stock-based compensation expense is reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances. We satisfy exercises and issuances of vested equity awards with issuances of common stock. We recorded stock-based compensation expense of $25 million, $58 million and $22 million in the years ended December 31, 2015, 2014 and 2013, respectively.

Stock-based compensation expense is primarily based on the estimated grant date fair value using the Black-Scholes option pricing model or, for performance based awards, the Monte Carlo simulation model. Considerable judgment is required in determining the fair value of stock-based grants, including factors such as estimating the expected term of the grant, expected volatility of our stock and the expected forfeiture rate. In addition, for grants where vesting is dependent on achieving certain operating performance targets, we estimate the likelihood of achieving those performance targets. The following table summarizes the weighted average assumptions used to measure fair value:

	2015	2014	2013
Dividend yield(1)	0.0%	0.0%	0.0%
Weighted average volatility(2)	33.9%	26.4%	26.7%
Risk free interest rate(3)	1.70%	1.68%	1.19%
Expected term(4)	6.50 years	5.50 years	5.50 years
Weighted average fair value of options granted	$9.34	$5.44	$4.89
(1)

The dividend yield of 0.0% is used because no recurring dividends have been authorized and we do not expect to pay cash dividends in the foreseeable future. An increase in the dividend yield will decrease stock compensation expense.

(2)

The weighted average volatility was developed using the historical volatility of several peer companies to IMS Health Holdings, Inc. for periods equal to the expected life of the grant. An increase in the weighted average volatility assumption will increase stock compensation expense.

(3)

The risk-free interest rate was developed using the U.S. Treasury yield curve for periods equal to the expected life of the options and SARs on the grant date. An increase in the risk-free interest rate will increase stock compensation expense.

(4)

The expected term was estimated for the 2015 grant of SARs based on the awards’ vesting period and contractual term. An increase in the expected holding period will increase stock compensation expense.

Additional information on stock-based compensation is contained in Note 10 to the Consolidated Financial Statements included elsewhere in this Report.

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

The discount rate is the rate at which the benefit obligations could be effectively settled and is determined annually by management. For U.S. plans, the discount rate is based on results of a modeling process in which the plans’ expected cash flow (determined on a projected benefit obligation basis) is matched with spot rates developed from a yield curve comprised of high-grade (Moody’s Aa and above, or Standard and Poor’s AA and above) non-callable corporate bonds to develop the present value of the expected cash flow, and, prior to December 31, 2015, then determining the single rate (discount rate) which when applied to the expected cash flow derives that same present value. In the U.K. specifically, the discount rate is set based on the yields on a universe of approximately 120 high quality (Aa rated) non-callable corporate bonds denominated in U.K. Sterling, appropriate to the duration of Plan liabilities. For the other non-U.S. plans, the discount rate is based on the current yield of an index of high quality corporate bonds. At December 31, 2015, the discount rate ranged from 3.00% to 4.57% compared to 2.60% to 3.90% at December 31, 2014 for our U.S. pension plans and postretirement benefit plan. The discount rate for our U.K. pension plan increased to 3.89% at December 31, 2015 from 3.80% at December 31, 2014. The U.S. and U.K. plans represent approximately 90% of the consolidated benefit obligation as of December 31, 2015. The discount rates in other non-U.S. countries increased, as the range of applicable discount rates was 0.60% to 5.00% at December 31, 2015, compared to 0.50% to 4.60% at December 31, 2014. As a sensitivity measure, a 25 basis point increase in the discount rate for either our U.S. plan or our U.K. plan, absent any offsetting changes in other assumptions, would result in less than $1 million increase in pension expense within the Consolidated Statements of Comprehensive Income (Loss).

In 2016, we will change the approach of how we estimate the service and interest cost components of net periodic benefit cost for our U.S. and U.K. pension benefit plans. Previously, we estimated the service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation. The new estimate utilizes a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to each of the underlying projected cash flows based on time until payment. The new estimate provides a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and their corresponding spot rates. The change does not affect the measurement of our U.S. and U.K. pension benefit obligations and it is accounted for as a change in accounting estimate, which is applied prospectively. For fiscal 2016, the change in estimate is not expected to have a material reduction to the U.S. and U.K. pension net periodic benefit plan cost when compared to the cost calculated under the previous method.

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

In selecting an expected return on plan asset assumption, we consider the returns being earned by each plan investment category in the fund, the rates of return expected to be available for reinvestment and long-term economic forecasts for the type of investments held by the plan. The expected return on plan assets for the U.S. pension plans was 8.0% at January 1, 2016 and January 1, 2015. Outside the U.S., the range of applicable expected rates of return was 1.0% to 5.5% as of January 1, 2016 compared to 1.0% to 6.0% as of January 1, 2015. The actual return on plan assets will vary from year to year versus this assumption. We believe it is appropriate to use long-term expected forecasts in selecting the expected return on plan assets. As such, there can be no assurance that our actual return on plan assets will approximate the long-term expected forecasts. The expected return on assets (“EROA”) was $35 million and $33 million and the actual return on assets was $6 million and $59 million for the years ended December 31, 2015 and 2014, respectively. As a sensitivity measure, a 25 basis point change in the EROA assumption for our U.S. plan, absent any offsetting changes in other assumptions, would result in an approximately $1 million increase or decrease in pension expense within the Consolidated Statements of Comprehensive Income (Loss). For our U.K. plan, a 25 basis point change in the EROA assumption, absent any offsetting changes in other assumptions, would result in a less than $1 million increase or decrease in pension expense within the Consolidated Statements of Comprehensive Income (Loss). While we believe that the assumptions used are reasonable, differences in actual experience or changes in assumptions may materially affect its pension and postretirement obligations and future expense.

We utilize a corridor approach to amortizing unrecognized gains and losses in the pension and postretirement plans. Amortization occurs when the accumulated unrecognized net gain or loss balance exceeds the criterion of 10% of the larger of the beginning balances of the projected benefit obligation or the market-related value of the plan assets. The excess unrecognized gain or loss balance is then amortized using the straight-line method over the average remaining service-life of active employees expected to receive benefits. At December 31, 2015, the weighted-average remaining service-life of active employees was approximately 25 years.

At December 31, 2015, the projected benefit obligation exceeded the fair value of assets of our pension plans by $36 million.

Additional information on pension and other postretirement benefit plans is contained in Note 8 to the Consolidated Financial Statements included elsewhere in this Report.

Business Combinations. We allocate the purchase price of acquired businesses to the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition. The calculations used to determine the fair value of the long-lived assets acquired, primarily intangible assets, can be complex and require significant judgment. We weigh many factors when completing these estimates including, but not limited to, the nature of the acquired company’s business; its competitive position, strengths, and challenges; its historical financial position and performance; estimated customer retention rates; discount rates; projected financial results of the acquired businesses based on our most recent internal forecasts, and factors indicating the probability of achieving the forecasted results and future plans for the combined entity. We are also required to estimate the useful lives of the acquired intangible assets, which determines the amount of acquisition-related amortization expense we will record in future periods. We may also engage independent valuation specialists, when necessary, to assist in the fair value calculations for significant acquired long-lived assets.

While we use our best estimates and assumptions, our fair value estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Any adjustments required after the measurement period are recorded in the Consolidated Statements of Comprehensive Income (Loss).

Goodwill. Goodwill represents the excess purchase price over the fair value of identifiable net assets of businesses acquired, and is not amortized. We review the recoverability of goodwill annually (or based on any triggering event). To analyze goodwill for impairment, we must assign our goodwill to individual reporting units. Identification of reporting units, considers, among other things, the manner in which we operate our business and the availability of discrete financial information.

For our impairment test as of October 1, 2015, we utilized a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value which includes, but is not limited to, consideration of the results of our most recent quantitative impairment test, consideration of macroeconomic conditions, industry and market conditions, cost factors, cash flows, changes in key Company personnel and our share price.

For our impairment tests as of October 1, 2014 and 2013, we utilized a quantitative goodwill impairment test, which requires estimating fair value of a reporting unit based on a discounted cash flow analysis. A discounted cash flow analysis requires us to make various judgmental assumptions, including assumptions about the timing and amount of future cash flows, growth rates and discount rates. If the carrying amount of the reporting unit exceeds its fair value, the goodwill impairment loss is measured as the excess of the carrying value of goodwill over its fair value. Based on our annual impairment tests in 2015, 2014 and 2013, no goodwill impairment charges were recorded.

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

Foreign Currency. We have significant investments in non-U.S. countries. Therefore, changes in the value of foreign currencies affect our Consolidated Financial Statements when translated into U.S. Dollars. For all operations outside the United States where we have designated the local currency as the functional currency, assets and liabilities are translated using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange prevailing during the period the transactions occurred. Translation gains and losses are included as an adjustment to the accumulated other comprehensive income (loss) component of shareholders’ equity. In addition, gains and losses from foreign currency transactions, such as those resulting from the settlement and revaluation of third-party and intercompany foreign receivables and payables, are included in the determination of net income (loss).

For operations in countries that are considered to be highly inflationary or where the U.S. Dollar is designated as the functional currency, monetary assets and liabilities are remeasured using end-of-period exchange rates, whereas non-monetary accounts are remeasured using historical exchange rates, and all remeasurement and transaction adjustments are recognized in Other income (loss), net.

Recently Issued Accounting Standards

Information relating to recently issued accounting standards is included in Note 2 to our Consolidated Financial Statements in this Report.

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

Foreign Exchange Risk

We transact business in more than 100 countries and are subject to risks associated with fluctuating foreign exchange rates. Our objective is to reduce earnings and cash flow volatility associated with foreign exchange rate movements. Accordingly, we enter into foreign currency forward contracts to minimize the impact of foreign exchange movements on non–functional currency assets and liabilities and to hedge non-U.S. Dollar anticipated royalties (“Royalty Hedging”). It is our policy to enter into foreign currency transactions only to the extent necessary to meet its objectives as stated above. We do not enter into foreign currency transactions for investment or speculative purposes. The principal currencies hedged are the Euro, the Japanese Yen, the Swiss Franc and the Canadian Dollar. See Note 6 to our Consolidated Financial Statements for the year ended December 31, 2015 included elsewhere in this Report.

The contractual value of our foreign exchange derivative instruments, all of which were foreign exchange forward contracts, was approximately $326 million at December 31, 2015. The fair value of these contracts is subject to change as a result of potential changes in foreign exchange rates. We assess our market risk based on changes in foreign exchange rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values based on a hypothetical 10% change in foreign exchange rates. The potential loss in fair value for foreign exchange forward contracts based on a hypothetical 10% decrease in the value of the U.S. Dollar or, in the case of non-dollar-related contracts, the currency being purchased, was $16 million at December 31, 2015. However, the change in the fair value of the foreign exchange forward contracts would likely be offset by a change in the fair value of the future royalty or balance sheet exposure being hedged. The estimated fair values of the foreign exchange forward contracts were determined based on quoted market prices.

Exchange rate fluctuations affect the U.S. Dollar value of foreign currency revenue and expenses and may have a significant effect on our results. A hypothetical 1% change in exchange rates relative to the U.S. Dollar at December 31, 2015 would result in an approximate $8 to $9 million revenue impact related to the Euro, $2.5 million revenue impact related to the Japanese Yen and $7 million revenue impact related to all our non-U.S. Dollar other currencies. The actual impact of exchange rate movements in the future could differ materially from this hypothetical analysis, based on the mix of our revenue and the timing and magnitude of individual exchange rate movements.

Additionally commencing in 2014, we designated our foreign currency denominated debt as a hedge of our net investment in foreign subsidiaries to reduce the volatility in shareholders’ equity caused by changes in the Euro exchange rate with respect to the U.S. Dollar. As of December 31, 2015, these borrowings (net of original issue discount) were €1,127 million ($1,231 million). See Note 6 to the Consolidated Financial Statements included elsewhere in this Report for more information. A hypothetical 10% decrease in the value of the U.S. Dollar would lead to a potential loss in fair value of $123 million. However, this change in fair value would be offset by the change in fair value of the hedged portion of our net investment in foreign subsidiaries.

Interest Rate Risk

Since we borrow funds at both fixed and variable rates, we are subject to interest rate risk. We utilize interest rate caps and interest rate swaps to manage our risk from interest rate fluctuations. We have not hedged all of this exposure. The contractual value of our interest rate derivative instruments was approximately $1,617 million at December 31, 2015. The fair value of these derivative instruments is subject to change as a result of potential changes in interest rates. We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the increase in annual interest expense based on a hypothetical 1% increase in interest rates. This increase would have amounted to approximately $11 million at December 31, 2015.

Venezuela

In February 2013, the Venezuelan government announced the devaluation of its currency and the official exchange rate was adjusted from 4.30 Bolívars to each U.S. Dollar to 6.30. Our Swiss operating subsidiary, IMS AG, maintains certain account balances in Bolívars (mainly cash and cash equivalents). As these balances are held in a non-functional currency of IMS AG, we are required to mark-to-market these balances at each reporting date and reflect these movements as gains or losses in income. Less than 1% of our consolidated cash and cash equivalents balance as of December 31, 2015 was held in Venezuelan Bolívars. Since January 2010, Venezuela has been designated as hyper-inflationary, and as such, all foreign currency fluctuations are recorded in income for certain account balances at our local Venezuelan operating subsidiary. We recorded a pre-tax charge of approximately $14 million to Other income (loss), net in 2013 related to the remeasurement of the IMS AG Venezuelan Bolívar account balances and the remeasurement of certain local Venezuelan account balances.

In 2014, the Venezuelan government significantly expanded the use of the Supplementary Foreign Currency Administration System (“SICAD”) I exchange market and created a third exchange market called SICAD II, which we utilized to remeasure our Venezuelan Bolívar account balances beginning in June 2014. As a result of the change to the SICAD II rate, we recorded a pre-tax charge of $49 million to foreign exchange loss within Other income (loss), net in 2014. In February 2015, the Venezuelan government announced that the SICAD II market would no longer be available, and a new foreign exchange market system ("SIMADI") was created. SIMADI has exchange rates significantly less favorable than SICAD II. As a result of the change to the SIMADI rate, we recorded a pre-tax charge of $7 million to foreign exchange loss within Other income (loss), net in 2015. At December 31, 2015, the SIMADI rate was approximately 199 Bolívars to one U.S. Dollar. The net assets held and revenue generated by the Company’s Venezuelan subsidiaries were not material to the Company’s consolidated results as of December 31, 2015 and it is expected that the impact of future exchange rate adjustments will be immaterial to our consolidated results. We will continue to monitor any future impact of these mechanisms on the exchange rate we use to remeasure our Venezuelan subsidiary’s financial statements.

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

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Financial Statement Schedules

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management excluded the businesses acquired from Cegedim, SA from its assessment of internal control over financial reporting as of December 31, 2015 because they were acquired by the Company in a purchase business combination during 2015. Total revenue and total assets of the businesses acquired from Cegedim SA excluded from our assessment represent 12% and 5%, respectively, of our total revenues and total assets as reported in our consolidated financial statements for the year ended and as of December 31, 2015. Based on its evaluation, the Company’s management concluded that the internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of IMS Health Holdings, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of IMS Health Holdings, Inc. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2015). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it presents its deferred taxes and debt issuance costs in 2015.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded the businesses acquired from Cegedim, SA (“Cegedim”) from its assessment of internal control over financial reporting as of December 31, 2015 because they were acquired by the Company in a purchase business combination during 2015. We have also excluded Cegedim from our audit of internal control over financial reporting. Total revenue and total assets of the businesses acquired from Cegedim represent 12% and 5%, respectively, of the related consolidated financial statement amounts for the year ended and as of December 31, 2015.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 19, 2016

IMS HEALTH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,
(in millions, except per share data)	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$396	$390
Accounts receivable, net	508	330
Other current assets	188	294
Total Current Assets	1,092	1,014
Property, plant and equipment, net	167	153
Computer software, net	309	258
Goodwill	3,604	3,417
Other identifiable intangibles, net	2,178	2,142
Other assets	109	112
Total Assets	$7,459	$7,096

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$163	$87
Accrued and other current liabilities	611	481
Current portion of long-term debt	59	50
Deferred revenues	200	167
Total Current Liabilities	1,033	785
Postretirement and postemployment benefits	109	95
Long-term debt	4,136	3,689
Deferred tax liability	526	904
Other liabilities	83	81
Total Liabilities	5,887	5,554

Commitments and Contingencies (Notes 12 and 13)

Shareholders’ Equity:
Common Stock, $0.01 par value, 700.0 shares authorized, 340.8 and 335.6 shares issued at December 31, 2015 and 2014, respectively	3	3
Capital in excess of par	2,038	1,975
Retained earnings (Accumulated deficit)	208	(209)
Treasury stock, at cost, 12.6 and 0.8 shares at December 31, 2015 and 2014, respectively	(327)	(10)
Accumulated other comprehensive loss	(350)	(217)
Total Shareholders’ Equity	1,572	1,542
Total Liabilities and Shareholders’ Equity	$7,459	$7,096

The accompanying notes are an integral part of the Consolidated Financial Statements.

IMS HEALTH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(in millions, except per share data)	2015	2014	2013
Revenue	$2,921	$2,641	$2,544
Information	1,483	1,515	1,525
Technology services	1,438	1,126	1,019
Operating costs of information, exclusive of depreciation and amortization	666	665	648
Direct and incremental costs of technology services, exclusive of depreciation and amortization	750	573	520
Selling and administrative expenses, exclusive of depreciation and amortization	712	721	596
Depreciation and amortization	341	441	410
Severance, impairment and other charges	88	33	16
Operating Income	364	208	354
Interest income	3	4	4
Interest expense	(169)	(221)	(332)
Other income (loss), net	19	(276)	(74)
Non-Operating Loss, Net	(147)	(493)	(402)
Income (loss) before income taxes	217	(285)	(48)
Benefit from income taxes	200	96	130
Net Income (Loss)	$417	$(189)	$82

Earnings (Loss) per Share Attributable to Common Shareholders:
Basic	$1.26	$(0.59)	$0.29
Diluted	$1.23	$(0.59)	$0.29
Weighted-Average Common Shares Outstanding:
Basic	331.0	319.0	280.0
Diluted	339.3	319.0	287.0

Comprehensive Income (Loss):
Net Income (Loss)	$417	$(189)	$82
Cumulative translation adjustment (net of taxes of $(42), $(27) and $—, respectively)	$(118)	$(178)	$(183)
Unrealized gains on derivative instruments (net of taxes of $—, $— and $(4), respectively)	1	2	9
Gains on derivative instruments, reclassified into earnings (net of taxes of $9, $2 and $5, respectively)	(15)	(4)	(9)
Postretirement and postemployment adjustments (net of taxes of $—, $13, and $(16), respectively)	(1)	(30)	24
Other Comprehensive Loss	$(133)	$(210)	$(159)
Total Comprehensive Income (Loss)	$284	$(399)	$(77)

The accompanying notes are an integral part of the Consolidated Financial Statements.

IMS HEALTH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2015	2014	2013
Cash Flows from Operating Activities:
Net Income (Loss)	$417	$(189)	$82
Adjustments to Reconcile Net Income (Loss) to Net Cash from Operating Activities:
Depreciation and amortization	341	441	410
Loss on extinguishment of debt	—	79	9
Deferred income taxes	(294)	(189)	(206)
Non-cash stock-based compensation charges	25	58	22
Foreign exchange loss on revaluation of foreign denominated debt	—	—	40
Non-cash (gains) losses on derivative instruments	(20)	10	(10)
Non-cash amortization of debt original issue discount and issuance costs	10	18	35
Loss on Venezuela remeasurement	7	49	14
Excess tax benefits from stock-based compensation	(11)	—	—
Other	11	1	4
Change in assets and liabilities, excluding effects from acquisitions and dispositions:
Net (increase) decrease in accounts receivable	(25)	(13)	4
Net decrease (increase) in other current assets	19	(17)	(9)
Net decrease in accounts payable	(4)	(17)	(5)
Net increase (decrease) in accrued and other current liabilities	15	(67)	70
Net increase (decrease) in deferred revenues	4	(16)	5
Increase in pension assets (net of liabilities)	(6)	(12)	(38)
Decrease (increase) in other long-term assets (net of long-term liabilities)	1	(26)	(13)
Net Cash Provided by Operating Activities	$490	$110	$414

The accompanying notes are an integral part of the Consolidated Financial Statements.

IMS HEALTH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended December 31,
(in millions)	2015	2014	2013
Cash Flows from Investing Activities:
Capital expenditures	$(52)	$(72)	$(41)
Additions to computer software	(131)	(95)	(81)
Payments for acquisitions of businesses, net of cash acquired	(541)	(58)	(118)
Purchases of short-term investments	—	—	(22)
Proceeds from short-term investments	—	1	85
Purchase of interest rate caps	—	(21)	—
Decrease in restricted cash	14	—	—
Other investing activities, net	(6)	4	(3)
Net Cash Used in Investing Activities	(716)	(241)	(180)

Cash Flows from Financing Activities:
Borrowings under revolving credit facility	619	673	135
Repayments of revolving credit facility	(506)	(458)	(135)
Proceeds from issuance of debt	496	499	750
Repayments of debt	(57)	(1,783)	(28)
Debt issuance costs and amendment fees	(7)	(22)	(17)
Contingent consideration and deferred purchase price payments	(7)	(33)	—
Dividends paid	—	—	(753)
Proceeds from equity plan activity	27	17	1
Payments for treasury stock	(314)	(3)	(1)
Excess tax benefits from stock-based compensation	11	—	—
Proceeds from initial public offering, net of costs	—	987	—
Other financing activities	—	—	(4)
Net Cash Provided by (Used in) Financing Activities	262	(123)	(52)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(30)	(81)	(37)
Increase (Decrease) in Cash and Cash Equivalents	6	(335)	145
Cash and Cash Equivalents, Beginning of Period	390	725	580
Cash and Cash Equivalents, End of Period	$396	$390	$725

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$158	$243	$278
Cash paid during the period for income taxes	95	95	71
Cash received from income tax refunds	3	12	63

The accompanying notes are an integral part of the Consolidated Financial Statements.

IMS HEALTH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions)	Shares Common Stock	Shares Treasury Stock	Common Stock	Treasury Stock	Capital in Excess of Par	Retained Earnings (Accumulated Deficit)	Cumulative Translation Adjustment	Unrealized Gains (Losses) on Derivative Instruments	(Gains) Losses on Derivative Instruments Reclassified into Earnings	Unamortized Postretirement and Postemployment Adjustment	Accumulated Other Comprehensive Gain (Loss)	Total Shareholders’ Equity
Balance, December 31, 2012	280.4	(0.4)	$3	$(4)	$1,634	$(102)	$192	$(8)	$9	$(41)	$152	$1,683
Net income						82						82
Issuances of common stock	0.1				2							2
Repurchases of common stock		(0.1)		(2)								(2)
Stock-based compensation expense					22							22
Dividends paid to shareholders, net of tax					(745)							(745)
Cumulative translation adjustments, net of tax							(183)				(183)	(183)
Unrealized gains on derivative instruments, net of tax								9			9	9
Gains on derivative instruments reclassified into earnings, net of tax									(9)		(9)	(9)
Postretirement and postemployment adjustments, net of tax										24	24	24
Balance, December 31, 2013	280.5	(0.5)	$3	$(6)	$913	$(20)	$9	$1	$-	$(17)	$(7)	$883

The accompanying notes are an integral part of the Consolidated Financial Statements.

IMS HEALTH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)

(in millions)	Shares Common Stock	Shares Treasury Stock	Common Stock	Treasury Stock	Capital in Excess of Par	Retained Earnings (Accumulated Deficit)	Cumulative Translation Adjustment	Unrealized Gains (Losses) on Derivative Instruments	(Gains) Losses on Derivative Instruments Reclassified into Earnings	Unamortized Postretirement and Postemployment Adjustment	Accumulated Other Comprehensive Gain (Loss)	Total Shareholders’ Equity
Balance, December 31, 2013	280.5	(0.5)	$3	$(6)	$913	$(20)	$9	$1	$-	$(17)	$(7)	$883
Net loss						(189)						(189)
Issuances of common stock	55.1				1,003							1,003
Repurchases of common stock		(0.3)		(4)	1							(3)
Stock-based compensation expense					58							58
Cumulative translation adjustments, net of tax							(178)				(178)	(178)
Unrealized gains on derivative instruments, net of tax								2			2	2
Gains on derivative instruments reclassified into earnings, net of tax									(4)		(4)	(4)
Postretirement and postemployment adjustments, net of tax										(30)	(30)	(30)
Balance, December 31, 2014	335.6	(0.8)	$3	$(10)	$1,975	$(209)	$(169)	$3	$(4)	$(47)	$(217)	$1,542
Net income						417						417
Issuances of common stock	5.2				27							27
Repurchases of common stock		(11.8)		(317)								(317)
Stock-based compensation expense					25							25
Net tax benefit on stock-based compensation					11							11
Cumulative translation adjustments, net of tax							(118)				(118)	(118)
Unrealized gains on derivative instruments, net of tax								1			1	1
Gains on derivative instruments reclassified into earnings, net of tax									(15)		(15)	(15)
Postretirement and postemployment adjustments, net of tax										(1)	(1)	(1)
Balance, December 31, 2015	340.8	(12.6)	$3	$(327)	$2,038	$208	$(287)	$4	$(19)	$(48)	$(350)	$1,572

The accompanying notes are an integral part of the Consolidated Financial Statements.

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements

Note 1. Business and Basis of Presentation

Background

IMS Health Holdings, Inc. (the “Company”) is a leading global information and technology services company providing clients in the healthcare industry with comprehensive solutions to measure and improve their performance. The Company has one of the largest and most comprehensive collections of healthcare information in the world, spanning sales, prescription and promotional data, medical claims, electronic medical records and social media. The Company standardizes, organizes, structures and integrates this data by applying its sophisticated analytics and leveraging its global technology infrastructure to help its clients run their organizations more efficiently and make better decisions to improve their operational and financial performance. The Company has a presence in over 100 countries and generated 61% of its 2015 revenue from outside the United States.

The Company serves key healthcare organizations and decision makers around the world, spanning the breadth of life science companies, including pharmaceutical, biotechnology, consumer health and medical device manufacturers, as well as distributors, providers, payers, government agencies, policymakers, researchers and the financial community. The Company’s information and technology services offerings, which it has developed with significant investment over its 60+ year history, are deeply integrated into its clients’ workflow.

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

Initial Public Offering

In April 2014, the Company completed its Initial Public Offering (“IPO”) of its common stock and raised net proceeds of approximately $987 million, after deducting underwriting discounts, commissions and related expenses totaling $53 million. Substantially all of the Company’s net proceeds of the IPO, approximately $500 million of borrowings under new term loans, $140 million of borrowings under the revolving credit facility and approximately $400 million of cash on the balance sheet were used to (i) fund the redemption of the Company’s 12.5% Senior Notes and Senior PIK Notes (defined in Note 7 below) and pay related fees and expenses, (ii) pay $30 million in the aggregate to holders of outstanding cash settled stock appreciation rights (“Phantom SARs”) granted under the Company’s 2010 Equity Incentive Plan (the “2010 Equity Plan”) and (iii) pay a one-time fee of $72 million to terminate the management services agreement with the Sponsors. As of December 31, 2015, the Sponsors collectively remained the majority shareholders of the Company.

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

Computer software.  Direct costs incurred in the development of the Company’s internal-use computer software are capitalized. Costs are capitalized from completion of the preliminary project stage and when it is considered probable that the software will be used to perform its intended function, up until the time the software is placed into service. Once placed into service, the software is amortized generally over a period of three to fifteen years. The Company periodically reviews the unamortized capitalized costs of its computer software to assess for any potential impairment. The Company recognizes immediately any impairment losses on software as a result of its review. Research and development costs are expensed in the periods in which they are incurred.

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

Goodwill.  Goodwill represents the excess purchase price over the fair value of identifiable net assets of businesses acquired, and is not amortized. The Company reviews the recoverability of goodwill annually (or based on any triggering event). To analyze goodwill for impairment, the Company must assign its goodwill to individual reporting units. Identification of reporting units, considers, among other things, the manner in which the Company operates its business and the availability of discrete financial information.

For its impairment test as of October 1, 2015, the Company utilized a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value which includes, but is not limited to, consideration of the results of its most recent quantitative impairment test, consideration of macroeconomic conditions, industry and market conditions, cost factors, cash flows, changes in key Company personnel and its share price.

For its impairment tests as of October 1, 2014 and 2013, the Company utilized a quantitative goodwill impairment test, which requires estimating fair value of a reporting unit based on a discounted cash flow analysis. A discounted cash flow analysis requires the Company to make various judgmental assumptions, including assumptions about the timing and amount of future cash flows, growth rates and discount rates. If the carrying amount of the reporting unit exceeds its fair value, the goodwill impairment loss is measured as the excess of the carrying value of goodwill over its fair value.

Based on its annual impairment tests in 2015, 2014 and 2013, no goodwill impairment charges were recorded. See Note 4.

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

The Company also offers technology services offerings that enable its clients to make informed business decisions. Technology services offerings consist of a mix of small and large-scale services and consulting projects, multi-year outsourcing contracts and Software-as-a-Service (“SaaS”) licenses. These arrangements typically have terms ranging from several weeks to three years, with a majority having terms of one year or less. Revenues for services engagements where deliverables occur ratably over time are recognized on a straight-line basis over the term of the arrangement. Revenues from time and material contracts are recognized as the services are provided. Revenues from fixed price ad hoc services and consulting contracts are recognized either over the contract term based on the ratio of the number of hours incurred for services provided during the period compared to the total estimated hours to be incurred over the entire arrangement (efforts based), or upon delivery (completed contract).

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

Restructuring activities.  The Company records a liability for significant costs associated with restructuring activities, including employee severance and related benefits, lease termination costs, asset impairments and other qualifying exit costs, when such costs are deemed probable and estimable. Employee severance benefits are calculated pursuant to the terms of established employee protection plans, in accordance with local statutory minimum requirements or individual employee contracts, as applicable. These charges are included in Severance, impairment and other charges, a component of operating income, on the Consolidated Statements of Comprehensive Income (Loss).

Pensions and other postretirement benefits.  The Company provides a number of retirement benefits to its employees, including defined benefit pension plans and postretirement medical plans. The determination of benefit obligations and expense is based on

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements - Continued

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

The discount rate is the rate at which the benefit obligations could be effectively settled and is determined annually by management. For U.S. plans, the discount rate is based on results of a modeling process in which the plans’ expected cash flow (determined on a projected benefit obligation basis) is matched with spot rates developed from a yield curve comprised of high-grade (Moody’s Aa and above, or Standard and Poor’s AA and above) non-callable corporate bonds to develop the present value of the expected cash flow, and, prior to December 31, 2015, then determining the single rate (discount rate) which when applied to the expected cash flow derives that same present value. In the U.K. specifically, the discount rate is set based on the yields on a universe of approximately 120 high quality (Aa rated) non-callable corporate bonds denominated in U.K. Sterling, appropriate to the duration of Plan liabilities. For the other non-U.S. plans, the discount rate is based on the current yield of an index of high quality corporate bonds. At December 31, 2015, the discount rate ranged from 3.00% to 4.57% compared to 2.60% to 3.90% at December 31, 2014 for its U.S. pension plans and postretirement benefit plan. The discount rate for its U.K. pension plan increased to 3.89% at December 31, 2015 from 3.80% at December 31, 2014. The U.S. and U.K. plans represent approximately 90% of the consolidated benefit obligation as of December 31, 2015. The discount rates in other non-U.S. countries increased, as the range of applicable discount rates was 0.60% to 5.00% at December 31, 2015, compared to 0.50% to 4.60% at December 31, 2014.

In 2016, the Company will change its approach of how it estimates the service and interest cost components of net periodic benefit cost for its U.S. and U.K. pension benefit plans. Previously, the Company estimated the service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation. The new estimate utilizes a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to each of the underlying projected cash flows based on time until payment. The new estimate provides a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and their corresponding spot rates. The change does not affect the measurement of the Company’s U.S. and U.K. pension benefit obligations and it is accounted for as a change in accounting estimate, which is applied prospectively.

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

In selecting an expected return on plan asset assumption, the Company considers the returns being earned by each plan investment category in the fund, the rates of return expected to be available for reinvestment and long-term economic forecasts for the type of investments held by the plan. The expected return on plan assets for the U.S. pension plans was 8.0% at January 1, 2016 and January 1, 2015. Outside the U.S., the range of applicable expected rates of return was 1.0% to 5.5% as of January 1, 2016 compared to 1.0% to 6.0% as of January 1, 2015. The actual return on plan assets will vary from year to year versus this assumption. The Company believes it is appropriate to use long-term expected forecasts in selecting the expected return on plan assets. As such, there can be no assurance that the Company’s actual return on plan assets will approximate the long-term expected forecasts. While the Company believes that the assumptions used are reasonable, differences in actual experience or changes in assumptions may materially affect its pension and postretirement obligations and future expense.

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

The Company utilizes a corridor approach to amortizing unrecognized gains and losses in the pension and postretirement plans. Amortization occurs when the accumulated unrecognized net gain or loss balance exceeds the criterion of 10% of the larger of the beginning balances of the projected benefit obligation or the market-related value of the plan assets. The excess unrecognized gain or loss balance is then amortized using the straight-line method over the average remaining service-life of active employees expected to receive benefits. At December 31, 2015, the weighted-average remaining service-life of active employees was approximately 25 years.

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements - Continued

Additional information on pension and other postretirement benefit plans is contained in Note 8.

Debt fees.  Costs incurred to issue debt are generally deferred and amortized as a component of interest expense over the estimated term of the related debt using the effective interest rate method.

Foreign currency.  The Company has significant investments in non-U.S. countries. Therefore, changes in the value of foreign currencies affect the Company’s Consolidated Financial Statements when translated into U.S. Dollars. For all operations outside the U.S. where the Company has designated the local currency as the functional currency, assets and liabilities are translated using end-of-period exchange rates; revenues, expenses and cash flows are translated using average rates of exchange prevailing during the period the transactions occurred. Translation gains and losses are included as an adjustment to the accumulated other comprehensive income (loss) (“AOCI”) component of Shareholders’ Equity. In addition, gains and losses from foreign currency transactions, such as those resulting from the settlement and revaluation of third-party and intercompany foreign receivables and payables, are included in the determination of net income (loss).

For operations in countries that are considered to be highly inflationary or where the U.S. Dollar is designated as the functional currency, monetary assets and liabilities are remeasured using end-of-period exchange rates, whereas non-monetary accounts are remeasured using historical exchange rates, and all remeasurement and transaction adjustments are recognized in Other income (loss), net.

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

Stock-based compensation.  The Company maintains an equity incentive plan, which provides for the grant of stock options (including incentive stock options), stock appreciation rights, restricted and deferred stock (including restricted stock units), dividend equivalents, other stock-based awards and performance awards, including annual incentive awards. The Company is required to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. For performance-based awards, stock-based compensation expense is adjusted over time based on the Company’s assessment of the probability of achieving the financial targets. The value of the portion of the award that is ultimately expected to vest is recognized as expense either on a straight-line basis over the requisite service period of the award or on a graded vesting basis (performance-based awards) in the Company’s Consolidated Statements of Comprehensive Income (Loss). As the stock-based compensation is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company is required to estimate the forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. See Note 10 for additional information.

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

Employee equity share options, restricted stock units, performance shares and similar equity instruments granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include restricted stock units and the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of benefits that would be recorded in additional paid-in capital when the award becomes deductible for tax purposes are assumed to be used to repurchase shares.

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements - Continued

In periods of net loss, basic loss per share and diluted loss per share are the same since the effect of potential common shares is anti-dilutive and therefore excluded. See Note 17 for additional information.

Treasury stock.  The Company records treasury stock purchases under the cost method. Upon reissuance of treasury stock, amounts in excess of the acquisition cost are credited to additional paid in capital. If the Company reissues treasury stock at an amount below its acquisition cost and additional paid in capital associated with prior treasury stock transactions is insufficient to cover the difference between the acquisition cost and the reissue price, this difference is recorded against retained earnings. See Note 9 for additional information.

Legal costs.  Legal costs are expensed as incurred.

Reportable segments.  The Company’s operations consist of one reportable segment, which represents management’s view of the Company’s operations based on its management and internal reporting structure. See Note 16 for additional information.

Use of estimates.  The preparation of financial statements and related disclosures in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates. The most significant estimates relate to allowances, depreciation of fixed assets including salvage values, carrying value of goodwill and intangible assets, provision for income taxes and tax assets and liabilities, reserves for severance, pensions and reserves for employee benefits, stock-based compensation, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The accounting estimates used in the preparation of the Company’s Consolidated Financial Statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results could vary from the estimates and assumptions used in the preparation of the Consolidated Financial Statements.

Recently Issued Accounting Standards

In November 2015, the Financial Accounting Standards Board (“FASB”) issued guidance on the balance sheet classification of deferred taxes. The guidance requires deferred tax assets and deferred tax liabilities be presented as noncurrent in a classified statement of financial position, instead of separately presenting deferred tax assets and deferred tax liabilities as current and noncurrent. The Company early-adopted the guidance effective December 31, 2015 on a prospective basis, and as such, prior periods were not restated on adoption.

In September 2015, the FASB issued guidance that eliminates the requirement to restate prior period financial statements for measurement period adjustments and requires the cumulative impact of a measurement period adjustment to be recognized in the reporting period in which the adjustment is identified. The guidance will be applied prospectively and is effective for the Company’s interim and annual periods beginning after December 15, 2015. The Company early-adopted the guidance during the fourth quarter ended December 31, 2015 with no material effect on the Consolidated Statement of Comprehensive Income (Loss). See Note 3 for more information regarding measurement period adjustments recorded during the three months ended December 31, 2015.

In May 2014, the FASB issued revised guidance on the recognition of revenue from contracts with customers. The guidance provides that revenue should be recognized for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires enhanced disclosures. In August 2015, the FASB delayed the effective date of the guidance to interim and annual periods beginning January 1, 2018. Earlier adoption is permitted. The Company is currently evaluating the impact of this new standard on its Consolidated Financial Statements, as well as the method of transition that it will use in adopting the new standard.

In May 2015, the FASB updated the accounting standards related to fair value measurement for investments that are measured at net asset value. The update eliminates the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share as a practical expedient. In addition, the update limits disclosures to investments for which the entity elected to measure the fair value using the practical expedient rather than all eligible investments. The update is effective beginning in the first quarter of 2016, with early adoption permitted, and will be applied retrospectively. The standard will only impact disclosures related to certain assets held by its pension plans and will not impact the Company’s consolidated financial results.

In April 2015, the FASB issued guidance to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. Under the new guidance, if a cloud computing arrangement includes a software license, then the customer

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements - Continued

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

Also in April 2015, the FASB issued guidance on the presentation of debt issuance costs. The guidance requires the presentation of debt issuance costs as a direct deduction from the related debt liability rather than as an asset. In August 2015, the FASB clarified the guidance that debt issuance costs related to line-of-credit arrangements could continue to be presented as an asset and be subsequently amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the arrangement. The guidance is effective for the Company’s interim and annual periods beginning after December 15, 2015 and requires retrospective application to all prior periods presented. The Company adopted the guidance effective December 31, 2015 and presented $51 million and $54 million, respectively, of debt issuance costs as a direct deduction to the debt liability as of December 31, 2015 and 2014. The Company continues to present the unamortized debt issuance costs for its revolving credit facility in Other assets. This change in accounting principle did not have an impact on the Company’s results of operations, cash flows or stockholders’ equity.

In April 2014, the FASB issued guidance which changed the criteria for reporting discontinued operations and modifies the related disclosure requirements. Additionally, the new guidance requires that a business which qualifies as held for sale upon acquisition should be reported as discontinued operations. Adoption of this guidance, which was applied prospectively, on January 1, 2015 did not have a material impact on our Consolidated Financial Statements.

Note 3. Acquisitions

The Company makes acquisitions to enhance its capabilities and offerings in certain areas, including technology services.

2015

On April 1, 2015, the Company completed the acquisition of certain customer relationship management (“CRM”) and strategic data businesses of Cegedim, SA (“Cegedim” and the “Cegedim acquisition”) at a price of €385 million plus an initial working capital adjustment of €11 million (or $426 million). In December 2015, the Company made a payment of €17 million, or approximately $19 million, to Cegedim, SA for an additional working capital adjustment, as part of the purchase agreement, bringing the purchase price to approximately $445 million. The acquisition included Cegedim’s (i) CRM solutions that help life sciences clients drive sales effectiveness, optimize marketing programs across multiple channels and mitigate regulatory compliance risks; (ii) OneKey Reference Database that provides insights on healthcare professionals across the globe; and (iii) information solutions that use primary market research. The acquisition was financed through a combination of existing cash and net proceeds from the Company’s 4.125% senior unsecured notes issued in March 2015 (the “4.125% Senior Notes”). See Note 7 for additional information on the 4.125% Senior Notes. The Company believes that the acquisition further enhances its software development, data warehousing, mobile applications and business intelligence tools, as well as analytics and implementation services.

During the fourth quarter of 2015, the Company recorded adjustments to its preliminary purchase price allocation as well as related deferred tax effects, including reducing the amount of identifiable intangible assets by $68 million due to the finalization of underlying assumptions used to value the asset. These adjustments did not have a material impact on the Company’s Consolidated Statement of Comprehensive Income (Loss).

The following table summarizes the purchase price allocation to the estimated fair values of the assets acquired and liabilities assumed for the Cegedim acquisition.

(in millions)
Cash	$89
Accounts receivable	127
Other current assets	23
Property, plant and equipment	16
Goodwill	183
Identifiable intangible assets	190
Other assets	44
Liabilities assumed	(227)
Total purchase price allocation	$445

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements - Continued

Identifiable intangible assets and their estimated useful lives consist of the following:

(in millions)	Useful life	Amount
Client relationships	10-15 years	$66
Databases	5 years	86
Computer software	2-10 years	26
Trade names	10-15 years	12
Total intangible assets		$190

The fair values for the intangible assets and property, plant and equipment acquired were primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement in the fair value hierarchy. Client relationships, trade names and technology were valued using the income approach, which estimates the fair value based on the cash flows that an asset can be expected to generate over its remaining useful life. Key assumptions included forecasted revenues, expenses and cash flows; terminal period revenue growth and cash flows; weighted average cost of capital and discount rate. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used for databases and property, plant and equipment.

Goodwill is attributable to the value of the synergies between the acquired company and IMS Health. The Company anticipates that the majority of the value assigned to goodwill will not be deductible for tax purposes.

The Company incurred acquisition-related costs for the Cegedim acquisition of $6 million during the year ended December 31, 2015.

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

	Years Ended December 31,
(in millions)	2015	2014
Revenues	$3,039	$3,230
Net income (loss)	418	(473)
Basic earnings (loss) per share	1.26	(1.48)
Diluted earnings (loss) per share	1.23	(1.48)

The Company’s Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2015 included $346 million of revenues related to the Cegedim acquisition. The revenue reflected a reduction of $5 million for the year ended December 31, 2015 related to deferred revenue adjustments to fair value. Following the closing of the Cegedim acquisition, the Company began integrating Cegedim’s operations, and as such, computing a separate measure of Cegedim’s stand-alone profitability for periods after the acquisition date is impracticable.

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements - Continued

Other acquisitions

In addition to the Cegedim acquisition, the Company also completed fourteen unrelated individually immaterial acquisitions during 2015, four of which occurred in the fourth quarter of 2015. These acquisitions expanded the Company’s existing capabilities in technology services offerings, and to a lesser degree, information offerings. The purchase price allocations for some of these acquisitions will be finalized after the completion of the valuation of certain intangible assets and any adjustments to the preliminary purchase price allocation are not expected to have a material impact on the Company’s results of operations. The Consolidated Financial Statements include the results of the acquisitions subsequent to closing. As these acquisitions were immaterial to the Company’s operating results both individually and in the aggregate, pro forma results of operations are not provided.

During the years ended December 31, 2014 and 2013, the Company completed five and ten, respectively, unrelated individually immaterial acquisitions to strengthen our product offerings. Had these acquisitions occurred as of January 1, 2013 and 2012, respectively, the impact on the Company’s results of operations would not have been material.

The following table provides certain financial information for these acquisitions, including the preliminary allocation of the purchase price to certain tangible and intangible assets acquired and goodwill.

	Amortization	December 31,
(in millions)	Period	2015	2014	2013
Total cost of acquisitions, net of cash acquired(1)		$201	$61	$168
Acquisition-related costs		8	3	10

Amounts recorded in the Consolidated Statements of Financial Position:
Goodwill		$106	$31	$124
Portion of goodwill deductible for tax purposes		35	21	46
Computer software	5 years	15	2	16
Intangible assets:
Client relationships	10-20 years	$100	$18	$24
Covenant not to compete	1-5 years	10	12	7
Databases	1-5 years	4	5	1
Trade names	3-8 years	2	—	5
Total intangible assets		$116	$35	$37

(1)	Total cost of acquisitions includes contingent consideration and deferred purchase price payments.

Contingent Consideration

Under the terms of certain acquisition-related purchase agreements, the Company may be required to pay additional amounts as contingent consideration based on the achievement of certain financial performance related metrics, ranging from $0 to $46 million through 2018. The Company’s contingent consideration recorded on the balance sheet was approximately $28 million and $24 million at December 31, 2015 and 2014, respectively. The fair value measurement of this contingent consideration is classified within Level 3 of the fair value hierarchy (see Note 6) and reflects the Company’s own assumptions in measuring fair values using the income approach. In developing these estimates, the Company considered certain performance projections, historical results, and industry trends. The liabilities are remeasured each reporting period and changes in the fair value estimates are included in Selling and administrative expenses.

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements - Continued

Note 4. Goodwill and Identifiable Intangible Assets

The following table sets forth changes in the Company’s goodwill for the years ended December 31, 2015 and 2014.

(in millions)	Goodwill
Balance at December 31, 2013	$3,573
Goodwill assigned in purchase price allocations (see Note 3)	31
Foreign currency translation adjustments and other	(187)
Balance at December 31, 2014	$3,417
Goodwill assigned in purchase price allocations (see Note 3)	289
Foreign currency translation adjustments and other	(102)
Balance at December 31, 2015	$3,604

Intangible assets that have finite useful lives are amortized using the straight-line method over periods ranging from two to twenty years. The gross carrying amounts, related accumulated amortization and the weighted average amortization periods of the Company’s intangible assets are listed in the following table:

	December 31, 2015			December 31, 2014
(in millions)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization
Databases	$738	$(652)	1	$679	$(639)
Client relationships	2,181	(714)	13	2,051	(592)
Trade names (finite-lived)	151	(46)	13	142	(38)
Trade names (indefinite-lived)	503	—	N/A	523	—
Covenants not to compete and other	39	(22)	2	32	(16)
Total Intangible Assets	$3,612	$(1,434)	10	$3,427	$(1,285)

Intangible asset amortization expense was $180 million, $290 million and $287 million during the years ended December 31, 2015, 2014 and 2013. Based on current estimated useful lives, amortization expense associated with intangible assets at December 31, 2015 is estimated to be as follows:

	Year Ended December 31,
(in millions)	2016	2017	2018	2019	2020	Thereafter
Amortization expense	$180	$167	$163	$161	$120	$884

Note 5. Severance, Impairment and Other Charges

Severance

As a result of ongoing cost reduction efforts, the Company recorded severance charges consisting of global workforce reductions to streamline its organization. The following table sets forth the activity in the Company’s severance-related reserves:

(in millions)	2015 Plan(1)	2013 and 2014 Plans(2)
Balance at December 31, 2013	$—	$12
Charges	—	22
Cash payments	—	(16)
Balance at December 31, 2014	—	18
Charges	76	—
Cash payments	(25)	(14)
Balance at December 31, 2015	$51	$4

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements - Continued

(1)

In 2015, the Company implemented a restructuring plan (the “2015 Plan”) and recorded pre-tax severance charges of $76 million, $33 million of which was recorded in the fourth quarter of 2015. The Company expects that cash outlays related to the 2015 Plan will be substantially complete by the end of 2017.

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

Other Charges

During 2015, the Company recorded impairment charges of $12 million, of which $5 million was recorded in the fourth quarter. The charges are primarily comprised of the write-off of the value of computer software that was no longer in use for $9 million and contract-related charges for which the Company will not realize any future economic benefits for $3 million.

During 2014, the Company recorded impairment charges of $11 million, of which $8 million related to impaired leases for properties in the United States and $3 million for the write-down of certain assets and contract-related charges for which the Company will not realize any future economic benefits.

During 2013, the Company recorded impairment charges of $10 million, $7 million of which related to impaired leases for properties vacated in the United States and $3 million for contract-related charges for which the Company will not realize any future economic benefits. Of the $7 million charge for impaired leases, $3 million was recorded in the fourth quarter of 2013.

Estimated future funding requirements for the Company related to severance, impairment and other charges are $56 million in fiscal 2016 and $1 million in fiscal 2017.

Note 6. Derivatives and Fair Value

Foreign Exchange Risk Management

The Company transacts business in more than 100 countries and is subject to risks associated with fluctuating foreign exchange rates. The Company’s objective is to reduce earnings and cash flow volatility associated with foreign exchange rate movements. Accordingly, the Company enters into foreign currency forward contracts to minimize the impact of foreign exchange movements on non–functional currency assets and liabilities and to hedge non-U.S. Dollar anticipated royalties (“Royalty Hedging”). Additionally, through March 2014, the Company utilized foreign currency forward contracts to minimize the impact of foreign exchange movements on earnings before interest, taxes, depreciation and amortization (“EBITDA”). These contracts were unwound by the end of 2014. It is the Company’s policy to enter into foreign currency transactions only to the extent necessary to meet its objectives as stated above. The Company does not enter into foreign currency transactions for investment or speculative purposes. The principal currencies hedged are the Euro, the Japanese Yen, the Swiss Franc and the Canadian Dollar.

The forward contracts entered into for balance sheet risk management purposes are not designated as hedges and are carried at fair value, with changes in the fair value recorded to Other income (loss), net in the Consolidated Statements of Comprehensive Income (Loss). These contracts do not subject the Company to material balance sheet risk because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged.

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

Unrealized and realized gains and losses on the contracts entered into for managing foreign exchange movement on EBITDA did not qualify for hedge accounting, and therefore were not deferred and were included in the Consolidated Statements of Comprehensive Income (Loss) in Other income (loss), net.

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements - Continued

The following table details the components of foreign exchange gain (loss) included in Other income (loss), net on the Consolidated Statements of Comprehensive Income (Loss):

	Years Ended December 31,
(in millions)	2015	2014	2013
Translation of non-functional currency debt	$—	$—	$(40)
Revaluation of other non-functional currency assets and liabilities(1)	6	(42)	(28)
Effect of derivatives	14	(3)	9
Total foreign exchange gain (loss)	$20	$(45)	$(59)

(1)

2015 and 2014 included charges of $7 million and $49 million, respectively, related to a change in the exchange rate used to remeasure the Company’s Venezuelan Bolívar account balances. Additionally, 2013 included a $14 million charge resulting from devaluation of Venezuelan Bolívars. The charges are further described below in this Note.

Net Investment Risk Management

Beginning in April 2014, the Company designated its foreign currency denominated debt as a hedge of its net investment in foreign subsidiaries to reduce the volatility in shareholders’ equity caused by changes in the Euro exchange rate with respect to the U.S. Dollar. As of December 31, 2015, these borrowings (net of original issue discount) were €1,127 million ($1,231 million). The effective portion of foreign exchange gains or losses on the remeasurement of the debt is recognized in the cumulative translation adjustment component of AOCI with the related offset in long-term debt. Those amounts would be reclassified from AOCI to earnings upon the sale or substantial liquidation of these net investments. The amount of foreign exchange gains (losses) related to the net investment hedge included in cumulative translation adjustment for the years ended December 31, 2015 and 2014 was $102 million and $142 million, respectively.

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

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements - Continued

The fair values of derivative instruments in the Consolidated Statements of Financial Position are as follows:

		December 31, 2015			December 31, 2014
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
(in millions)	Balance Sheet Caption	Asset	Liability		Asset	Liability
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	Accounts receivable/ Accounts payable	$4	$2	$178	$18	$—	$189
Interest rate caps	Non-Current Assets	4	—	1,000	12	—	1,000
Interest rate swaps	See below(1)	—	10	517	—	12	553
Derivatives not Designated as Hedging Instruments:
Foreign exchange contracts	Accounts receivable/ Accounts payable	3	—	148	—	2	93
Interest rate swaps	See below(1)	—	1	100	—	4	225
Total Derivatives		$11	$13		$30	$18

(1)

$1 million included in Accrued and other current liabilities and $10 million included in Other liabilities at December 31, 2015 and $1 million included in Accrued and other current liabilities and $15 million included in Other liabilities at December 31, 2014 in the Consolidated Statements of Financial Position.

For derivatives designated as hedges, the Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in fair values or cash flows of hedged items. If it is determined that a derivative ceases to be highly effective as a hedge, the Company will discontinue hedge accounting with respect to that derivative prospectively. When it is probable that a hedged forecasted transaction will not occur, the Company discontinues hedge accounting for the affected portion of the forecasted transaction, and reclassifies gains or losses that were accumulated in AOCI to earnings in Other Income (loss), net for foreign exchange derivatives and interest expense for interest rate derivatives on the Consolidated Statements of Comprehensive Income (Loss). Cash flows are classified consistent with the underlying hedged item.

The effects of derivative instruments in cash flow hedging relationships on the Consolidated Statements of Comprehensive Income (Loss) are as follows:

	Effect of Derivatives on Financial Performance
(in millions)	Amount of Income/(Loss) Recognized in AOCI			Location of Income/(Loss) Reclassified from AOCI into Earnings	Amount of Income/(Loss) Reclassified from AOCI into Earnings
Years Ended December 31,	2015	2014	2013		2015	2014	2013
Foreign exchange contracts	$7	$23	$13	Other income (loss), net	$24	$7	$14
Interest rate derivatives	(6)	(20)	—	Interest expense	—	—	—

The pre-tax gain (loss) recognized in earnings on derivatives not designated as hedging instruments was as follows:

	Years Ended December 31,
(in millions)	2015	2014	2013
Foreign exchange contracts(1)	$(10)	$(9)	$(5)
Interest rate derivatives(2)	—	(1)	(1)
Total derivatives not designated as hedging instruments	$(10)	$(10)	$(6)

(1)	Included in Other income (loss), net.
(2)	Included in interest expense.

Changes in the fair value of derivatives that are designated as cash flow hedges are recorded in AOCI to the extent effective and reclassified into earnings in the same period or periods during which the transaction hedged by that derivative also affects earnings. The Company expects $4 million of pre-tax unrealized losses related to its foreign exchange contracts and interest rate derivatives included in AOCI at December 31, 2015 to be reclassified into earnings within the next twelve months.

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

The carrying values of cash, cash equivalents, restricted cash, accounts receivable and accounts payable approximated their fair values at December 31, 2015 and 2014 due to the short-term nature of these instruments. At December 31, 2015 and 2014, the fair value of total debt approximated $4,229 million and $3,799 million, respectively, as determined under Level 2 measurements based on quoted prices for these financial instruments.

Recurring measurements

The following tables summarize assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Basis of Fair Value Measurements
	December 31, 2015
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Derivatives	$—	$11	$—	$11
Total	$—	$11	$—	$11
Liabilities
Contingent consideration	$—	$—	$28	$28
Derivatives	—	13	—	13
Total	$—	$13	$28	$41

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Derivatives	—	30	—	30
Total	$—	$30	$—	$30
Liabilities
Contingent consideration	$—	$—	$24	$24
Derivatives	—	18	—	18
Total	$—	$18	$24	$42

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

(in millions)	Contingent Consideration Liabilities
Balance at December 31, 2013	$65
New acquisitions	3
Cash payments	(28)
Changes in fair value estimates and foreign currency translation adjustments	(16)
Balance at December 31, 2014	24
New acquisitions	19
Cash payments	(2)
Changes in fair value estimates and foreign currency translation adjustments	(13)
Balance at December 31, 2015	$28

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

In 2013, the Company wrote-off the value of a cost method investment and an associated asset that was no longer in use to zero and recorded charges of $5 million, $3 million of which were recorded in Severance, impairment and other charges and $2 million of which were recorded in Other income (loss), net. The fair value reflects an internal review of the net realizable value of the assets and thus is a Level 3 measurement. Also, in 2013, the Company recorded an additional $3 million impairment charge for a leased facility, resulting in a fair value measurement of the liability of $9 million at December 31, 2013. The fair value was based on a third party market assessment, a Level 2 measurement.

Venezuela

In February 2013, the Venezuelan government announced the devaluation of its currency. The official exchange rate was adjusted from 4.30 Bolívars to each U.S. Dollar to 6.30. The Company’s Swiss operating subsidiary, IMS AG, maintains certain account balances in Bolívars (mainly cash and cash equivalents). As these balances are held in a non-functional currency of IMS AG, the Company is required to mark-to-market these balances at each reporting date and reflect these movements as gains or losses in income. Additionally, since January 2010, Venezuela has been designated as hyper-inflationary, and as such, all foreign currency fluctuations are recorded in income for certain account balances at the Company’s local Venezuelan operating subsidiary. The Company recorded a pre-tax charge of approximately $14 million to Other income (loss), net, in 2013 related to the remeasurement of the IMS AG Venezuelan Bolívar account balances and the remeasurement of certain local Bolívar account balances.

In 2014, the Venezuelan government significantly expanded the use of the Supplementary Foreign Currency Administration System (“SICAD”) I exchange market and created a third exchange market called SICAD II, which the Company utilized to remeasure its Venezuelan Bolívar account balances beginning on June 30, 2014. As a result of the change to the SICAD II rate from the official exchange rate, the Company recorded a pre-tax charge of $49 million to foreign exchange loss within Other income (loss), net in 2014. In February 2015, the Venezuelan government announced that the SICAD II market would no longer be available, and a new foreign exchange market system ("SIMADI") was created. SIMADI has exchange rates significantly less favorable than SICAD II. As a result of the change to the SIMADI rate, the Company recorded a pre-tax charge of $7 million to foreign exchange loss within Other income (loss), net in 2015. At December 31, 2015, the SIMADI rate was approximately 199 Bolívars to one U.S. Dollar. The net assets held and revenue generated by the Company’s Venezuelan subsidiaries were not material to the Company’s consolidated results as of December 31, 2015.

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements - Continued

Credit Concentrations

The Company continually monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments and does not anticipate non-performance by the counterparties. In general, the Company enters into transactions only with counterparties that are large banks and financial institutions. In addition, the Company attempts to limit the amount of credit exposure with any one institution. The Company would not have realized a material loss during the year ended of December 31, 2015 in the event of non-performance by any one counterparty.

The Company maintains accounts receivable balances ($508 million and $330 million, net of allowances, at December 31, 2015 and 2014, respectively), principally from clients in the pharmaceutical industry. The Company’s trade receivables do not represent significant concentrations of credit risk at December 31, 2015 due to the credit worthiness of its clients and their dispersion across many geographic areas.

Note 7. Debt

The following table summarizes the Company’s debt at the dates indicated:

	December 31,
(in millions)	2015	2014
Senior Secured Credit Facilities:
Senior Secured Term A Loan due 2019—USD LIBOR at average floating rates of 2.86%	$484	$307
Senior Secured Term A Loan due 2019—EUR LIBOR at average floating rates of 2.25%	135	158
Senior Secured Term B Loan due 2021—USD LIBOR at average floating rates of 3.50%	1,717	1,735
Senior Secured Term B Loan due 2021—EUR LIBOR at average floating rates of 3.75%	802	901
Revolving Credit Facility due 2019:
U.S. Dollar denominated borrowings—USD LIBOR at average floating rates of 2.79%	328	215
4.125% Senior Notes due 2023 - Euro denominated	300	—
6.00% Senior Notes due 2020 - U.S. Dollar denominated	500	500
Principal Amount of Debt	4,266	3,816
Less: Debt Issuance Costs and Unamortized Discounts	(71)	(77)
Total Debt	$4,195	$3,739

Scheduled principal payments due on the Company’s debt as of December 31, 2015 were as follows:

	Year Ended December 31,
(in millions)	2016	2017	2018	2019	2020	Thereafter	Total
Debt	$59	$72	$88	$830	$526	$2,691	$4,266

Senior Secured Credit Facilities

In May 2015, IMS Health Incorporated (“IMS Health”), an indirect wholly-owned subsidiary of the Company, entered into an amendment (the “2015 Amendment”) to the Third Amended and Restated Credit and Guaranty Agreement, dated as of March 17, 2014, among IMS Health, IMS AG and IMS Japan K.K., as co-borrowers, Healthcare Technology Intermediate Holdings, Inc., Bank of America, N.A. and the other lenders party thereto (as amended by the 2015 Amendment, the “Credit Agreement” and, together with the related security and other documents for the senior secured term loan facilities and the senior secured revolving facility, the “Senior Secured Credit Facilities”). The 2015 Amendment increased outstanding commitments under the Company’s existing Term A loans by $200 million. The proceeds from the additional term loans were used to fund a portion of the Company’s repurchase of its common shares in May 2015. See Note 9 for further information on the share repurchase. As a result of the 2015 Amendment, the Company incurred $2 million of fees, which are being amortized to interest expense.

In March 2014, IMS Health and certain of its subsidiaries, as co-borrowers, entered into an amendment (the “2014 Amendment”) to the Second Amended and Restated Credit and Guaranty Agreement, dated as of October 24, 2012. The 2014 Amendment added commitments in respect of new Term A loans (the “New Term Loans”) in the aggregate dollar equivalent amount of $500 million, increased outstanding commitments under the revolving credit facility to $500 million, modified certain interest rates and covenants and made additional modifications to the then outstanding senior secured credit facilities. The New Term Loans were funded in April 2014 concurrent with the Company’s IPO. See Note 1 for further information on the IPO. The New Term Loans and revolving credit facility mature in March 2019, while the Term B loans mature in March 2021. As a result of the 2014 Amendment,

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements - Continued

the Company recorded $11 million of debt extinguishment losses and $2 million of fees in Other income (loss), net during the year ended December 31, 2014.

In February 2013, IMS Health and certain of its subsidiaries entered into an amendment of the then existing senior secured term loans due 2017 (“Term Loan Amendment”) to reduce its borrowing costs. IMS Health reduced the borrowing margins and LIBOR floors by 50 basis points and 25 basis points, respectively, for both the USD and EUR tranches of debt. As a result of the Term Loan Amendment, the Company recorded $9 million of debt extinguishment losses and $3 million of fees in Other income (loss), net during the year ended December 31, 2013.

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

At December 31, 2015, IMS Health, IMS AG and IMS Japan K.K., as co-borrowers, had an aggregate $500 million revolving credit facility, of which $172 million was unused. The Senior Secured Credit Facilities are secured by a security interest in substantially all of Healthcare Technology Intermediate Holdings, Inc.’s, IMS Health’s and the U.S. subsidiary guarantors’ tangible and intangible assets, including the stock of IMS Health and certain of IMS Health’s U.S. restricted subsidiaries and a portion of the stock of IMS Health’s non-U.S. restricted subsidiaries directly owned by Healthcare Technology Intermediate Holdings, Inc., IMS Health or a U.S. subsidiary guarantor. In addition, the obligations of IMS AG are guaranteed by certain of its Swiss restricted subsidiaries and are secured by certain assets of IMS AG and the Swiss guarantors, including the stock of the Swiss guarantors. The obligations of IMS Japan K.K. are secured by certain of its assets. There have been no borrowings by IMS Japan K.K. to date.

Senior Notes

In anticipation of the Cegedim acquisition, IMS Health issued €275 million aggregate principal amount of 4.125% senior unsecured notes due in April 2023 on March 30, 2015. The proceeds, along with cash on hand, were used on April 1, 2015 to fund the Cegedim acquisition and pay fees and expenses of $5 million in connection with the debt offering. See Note 3 for more information on the Cegedim acquisition. Interest on the 4.125% Senior Notes is payable semi-annually each year and commenced on October 1, 2015. The 4.125% Senior Notes are guaranteed on a senior unsecured basis by IMS Health’s wholly-owned domestic subsidiaries that are guarantors under the Senior Secured Credit Facilities. The Company may redeem the 4.125% Senior Notes, in whole or in part, at any time prior to April 1, 2018 at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, plus a “make-whole” premium. On or after April 1, 2018, the Company may redeem all or a portion of the 4.125% Senior Notes at predetermined redemption prices set forth in the indenture governing the 4.125% Senior Notes plus accrued and unpaid interest to the date of redemption.

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

Other

In connection with the Company’s IPO in April 2014, the Company redeemed its 12.5% senior notes and senior PIK notes and incurred a loss on extinguishment of debt of $219 million in 2014, consisting of a $151 million in aggregate payments for make-whole premiums related to such redemptions and $68 million write-off of debt issuance costs and discounts.

The Senior Secured Credit Facilities and the indentures for the 4.125% Senior Notes and 6% Senior Notes provide for certain covenants and events of default customary for similar instruments, including a covenant not to exceed a specified ratio of consolidated senior secured net indebtedness to Consolidated EBITDA, as defined in the Credit Agreement and a covenant to maintain a specified minimum interest coverage ratio. If an event of default occurs under any of the Company’s or the Company’s subsidiaries’ financing arrangements, the creditors under such financing arrangements will be entitled to take various actions, including the acceleration of amounts due under such arrangements, and in the case of the lenders under the revolving credit facility and New Term Loans, other actions permitted to be taken by a secured creditor. At December 31, 2015, the Company was in compliance with the financial covenants under the Company’s financing arrangements.

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements - Continued

Note 8. Pension and Postretirement Benefits

The Company sponsors both funded and unfunded defined benefit pension plans. These plans provide benefits based on various criteria, including, but not limited to, years of service and salary. The Company also sponsors an unfunded postretirement benefit plan in the U.S. that provides health and prescription drug benefits to retirees who meet the eligibility requirements. The Company uses a December 31 measurement date for all pension and postretirement benefit plans. The U.K. Defined Benefit Plan closed to future accrual at June 30, 2011.

The following tables summarize changes in the benefit obligation, the plan assets and the funded status of the Company’s pension and postretirement benefit plans as well as the components of net periodic benefit costs, including key assumptions.

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	Years Ended December 31,
(in millions)	2015	2014	2015	2014
Obligation and Funded Status:
Change in benefit obligation
Benefit obligation at beginning of year	$291	$249	$305	$247
Service cost	12	10	8	6
Interest cost	11	12	10	11
Foreign currency exchange adjustment	—	—	(14)	(17)
Actuarial loss (gain)	(22)	28	(3)	29
Benefits paid	(8)	(8)	(11)	(9)
Settlements and other	—	—	(1)	(3)
Acquisition(1)	—	—	24	—
Plan adoption(2)	—	—	—	41
Benefit obligation at end of year	$284	$291	$318	$305

Change in plan assets
Fair value of plan assets at beginning of year	$295	$274	$283	$234
Actual return on assets	(2)	26	8	33
Foreign currency exchange adjustment	—	—	(12)	(15)
Employer contributions	4	3	7	14
Benefits paid	(8)	(8)	(11)	(9)
Settlements and other	—	—	—	(3)
Acquisition(1)	—	—	2	—
Plan adoption(2)	—	—	—	29
Fair value of plan assets at end of year	$289	$295	$277	$283

Funded status	$5	$4	$(41)	$(22)

Amounts recognized in the Consolidated Statements of Financial Position:
Other assets	$46	$48	$7	$8
Accrued and other current liabilities	(2)	(2)	(2)	(1)
Postretirement and postemployment benefits liability	(39)	(42)	(46)	(29)
Net amount recognized	$5	$4	$(41)	$(22)

Accumulated benefit obligation	$281	$287	$305	$298
(1)	Represents defined benefit plans acquired in the Cegedim acquisition.
(2)	Represents the conversion of a non-U.S. plan from a defined contribution plan to a defined benefit plan as of December 31, 2014.

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements - Continued

	Other Benefits
	Years Ended December 31,
(in millions)	2015	2014
Obligation and Funded Status:
Change in benefit obligation
Benefit obligation at beginning of year	$5	$6
Actuarial loss (gain)	1	(1)
Benefits paid (net of Medicare subsidy)	(1)	—
Benefit obligation at end of year	$5	$5

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	1	—
Benefits paid (net of Medicare subsidy)	(1)	—
Fair value of plan assets at end of year	$—	$—

Funded status	$(5)	$(5)

Amounts recognized in the Consolidated Statements of Financial Position:
Accrued and other current liabilities	$(1)	$(1)
Postretirement and postemployment benefits liability	(4)	(4)
Net amount recognized	$(5)	$(5)

The following table provides the information for pension plans with an accumulated benefit obligation in excess of plan assets and projected benefit obligations in excess of plan assets.

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	Years Ended December 31,
(in millions)	2015	2014	2015	2014
Plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$43	$46	$86	$62
Accumulated benefit obligation	42	45	75	54
Fair value of plan assets	2	1	38	35
Plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	$43	$46	$86	$63
Fair value of plan assets	2	1	38	37

The amounts recognized in AOCI for pension and other benefits at December 31 consisted of:

	Pension Benefits				Other Benefits
(in millions)	U.S. Plans		Non-U.S. Plans
	2015	2014	2015	2014	2015	2014
Net actuarial loss	$13	$12	$37	$38	$1	$1
Unrecognized initial obligation	—	—	—	13	—	—
Prior service cost (credit)	—	—	10	—	(3)	(4)
Total	13	12	47	51	(2)	(3)

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements - Continued

The components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in Other Comprehensive Income (Loss) were as follows:

	Pension Benefits – U.S. Plans			Pension Benefits – Non-U.S. Plans
	Years Ended December 31,
(in millions)	2015	2014	2013	2015	2014	2013
Service cost	$12	$10	$10	$8	$6	$5
Interest cost	11	12	9	10	11	9
Expected return on plan assets	(22)	(20)	(18)	(13)	(13)	(10)
Amortization of prior service cost (credit)	—	—	—	1	—	—
Amortization of loss	1	—	1	1	1	—
Net periodic benefit cost	$2	$2	$2	$7	$5	$4

Other changes in plan assets and benefit obligations recognized in other comprehensive loss:
Actuarial loss (gain) – current years	$2	$22	$(41)	$2	$8	$8
Prior service (cost) credit – current years	—	—	—	(1)	—	—
Transition obligation	—	—	—	—	13	—
Amortization of prior service (cost) credit	—	—	—	(1)	—	—
Amortization of actuarial loss	(1)	—	(1)	(1)	(1)	—
Total recognized in other comprehensive loss	$1	$22	$(42)	$(1)	$20	$8
Total recognized in net periodic benefit cost and other comprehensive loss	$3	$24	$(40)	$6	$25	$12

	Other Benefits
	Years Ended December 31,
(in millions)	2015	2014	2013
Amortization of prior service cost (credit)	$(1)	$(1)	$—
Net periodic benefit cost	$(1)	$(1)	$—

Other changes in plan assets and benefit obligations recognized in other comprehensive loss:
Actuarial loss (gain) – current years	$—	$—	$(1)
Prior service (cost) credit – current years	—	—	(5)
Amortization of prior service (cost) credit	1	1	—
Total recognized in other comprehensive loss	$1	$1	$(6)
Total recognized in net periodic benefit cost and other comprehensive loss	$—	$—	$(6)

The amounts in AOCI that are expected to be recognized as components of net periodic benefit cost (credit) during 2016 are as follows:

	Pension Benefits
(in millions)	U.S. Plans	Non-U.S. Plans	Other Benefits	Total
Net actuarial loss	$—	$(1)	$—	$(1)
Prior service credit	—	—	1	1
Total	$—	$(1)	$1	$—

Assumptions

	Pension Benefits				Other Benefits
Weighted Average Assumptions Used to Determine Benefit Obligations at December 31,	U.S. Plans		Non-U.S. Plans
	2015	2014	2015	2014	2015	2014
Discount rate	4.48%	3.87%	3.16%	3.30%	3.00%	2.60%
Rate of compensation increase	3.00%	3.00%	2.40%	1.94%	N/A	N/A

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements - Continued

	Pension Benefits						Other Benefits
Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost for the Years Ended December 31,	U.S. Plans			Non-U.S. Plans
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Discount rate	3.87%	4.66%	3.80%	3.30%	4.37%	4.44%	2.60%	2.90%	3.80%
Expected long-term return on plan assets	7.96%	7.97%	8.00%	5.02%	5.39%	6.30%	N/A	N/A	N/A
Rate of compensation increase	3.00%	3.00%	3.00%	1.94%	1.98%	1.85%	N/A	N/A	N/A

	At December 31,
Assumed Health Care Cost Trend Rates	2015	2014	2013
Health care cost trend rate assumed for next year	7.50%	7.50%	7.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2021	2019	2019

Assumed health care cost trend rates could have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates at December 31, 2015 would have had less than a $1 million effect on the total of service and interest cost and on the accumulated postretirement benefit obligation.

Plan Assets

The Company’s pension plan weighted average asset allocations at December 31, 2015 and 2014, by asset category, follows:

	Plan Assets at December 31,
Asset Category	U.S. Plans		Non-U.S. Plans		Total
	2015	2014	2015	2014	2015	2014
Equity securities	70%	70%	35%	35%	53%	53%
Debt securities	25	25	42	43	33	34
Real estate	5	5	9	8	7	6
Other	—	—	14	14	7	7
Total	100%	100%	100%	100%	100%	100%

The target asset allocation for the Company’s pension plans is as follows:

Asset Category	U.S. Plans	Non-U.S. Plans	Total
Equity securities	60-80%	30-45%	45-65%
Debt securities	20-30	35-50	30-40
Real estate	0-10	0-10	0-10
Other	—	10-20	0-10

The following tables summarize plan assets measured at fair value on the dates indicated:

	Fair Value Measurements
	December 31, 2015
(in millions)	Level 1	Level 2	Level 3	Total
Asset Category – U.S. Plans
Investment Funds
Domestic equities(1)	$27	$132	$—	$159
International equities(2)	18	27	—	45
Debt issued by national, state or local government(3)	—	12	—	12
Corporate bonds(4)	42	16	—	58
Real estate(5)	15	—	—	15
Total assets	$102	$187	$—	$289

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements - Continued

	December 31, 2015
(in millions)	Level 1	Level 2	Level 3	Total
Asset Category – Non-U.S. Plans
Investment Funds
International equities(2)	$—	$97	$—	$97
Debt issued by national, state or local government(3)	2	69	—	71
Corporate bonds(4)	—	46	—	46
Real estate(5)	—	—	24	24
Investment funds(6)	—	7	—	7
Insurance contracts(7)	—	32	—	32
Total assets	$2	$251	$24	$277

	Fair Value Measurements
	December 31, 2014
(in millions)	Level 1	Level 2	Level 3	Total
Asset Category – U.S. Plans
Investment Funds
Domestic equities(1)	$28	$133	$—	$161
International equities(2)	18	27	—	45
Debt issued by national, state or local government(3)	—	13	—	13
Corporate bonds(4)	44	17	—	61
Real estate(5)	15	—	—	15
Total assets	$105	$190	$—	$295

	December 31, 2014
(in millions)	Level 1	Level 2	Level 3	Total
Asset Category – Non-U.S. Plans
Investment Funds
International equities(2)	$—	$100	$—	$100
Debt issued by national, state or local government(3)	2	76	—	78
Corporate bonds(4)	—	48	—	48
Real estate(5)	—	—	22	22
Investment funds(6)	—	6	—	6
Insurance contracts(7)	—	29	—	29
Total assets	$2	$259	$22	$283
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

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements - Continued

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in millions)	2015(1)	2014(1)
Beginning balance	$22	$20
Actual return on plan assets – assets held at end of year	3	3
Purchases, sales and settlements	(1)	(1)
Ending balance	$24	$22
(1)	All amounts relate to property.

Investment Policies and Strategies

The Company invests primarily in a diversified portfolio of equity and debt securities that provide for long-term growth within reasonable and prudent levels of risk. The asset allocation targets established by the Company are strategic and applicable to the Plan’s long-term investing horizon. The portfolio is constructed and maintained to provide adequate liquidity to meet associated liabilities and minimize long-term expense and provide prudent diversification among asset classes in accordance with the principles of modern portfolio theory. The plan employs a diversified mix of actively managed investments around a core of passively managed index exposures in each asset class. Within each asset class, rapid market shifts, changes in economic conditions or an individual fund manager’s outlook may cause the asset allocation to fall outside the prescribed targets. The majority of the Company’s plan assets are measured quarterly against benchmarks established by the Company’s investment advisors and the Company’s Asset Management Committee, who reviews actual plan performance and has the authority to recommend changes as deemed appropriate. Assets are rebalanced periodically to their strategic targets to maintain the Plan’s strategic risk/reward characteristics. The Company periodically conducts asset liability modeling studies to ensure that the investment strategy is aligned with the obligations of the plans and that the assets will generate income and capital growth to meet the cost of current and future benefits that the plans provide. The pension plans do not include investments in Company stock at December 31, 2015 or 2014.

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

Cash Flows

Contributions.   The Company expects to contribute $9 million in required contributions to its pension and postretirement benefit plans during fiscal 2016. The Company may make additional contributions into its pension plans in fiscal 2016 depending on, among other factors, how the funded status of those plans changes and in order to meet minimum funding requirements as set forth in employee benefit and tax laws, plus additional amounts the Company may deem to be appropriate.

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements - Continued

Estimated future benefit payments and subsidy receipts.  The following benefit payments (net of expected participant contributions) are expected to be paid as follows:

	Year Ended December 31,
(in millions)	2016	2017	2018	2019	2020	2021-2025
Pension benefits	$19	$19	$20	$22	$23	$144
Other benefits	1	1	1	1	1	1

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

Information related to these unfunded plans is as follows:

	Obligation		(Income) Expense			Discount Rate used to Measure Obligation
	December 31,		Years Ended December 31,			December 31,
(in millions)	2015	2014	2015	2014	2013	2015	2014
Deferred compensation plan	$1	$1	$—	$—	$—	4.2%	3.9%
Postretirement benefits plan	11	9	1	(1)	2	4.4%	3.9%

Defined contribution plans.  Certain employees of the Company in the U.S. are eligible to participate in the Company-sponsored defined contribution plan. The Company makes a matching contribution of up to 50% of the employee’s contribution based on specified limits of the employee’s salary. The Company’s expense related to this plan was approximately $8 million, $7 million and $6 million for the years ended 2015, 2014 and 2013, respectively.

Certain key executives of the Company participate in an unfunded defined contribution executive retirement plan that was frozen to additional accruals for future service contributions in 2012. Participants continue to receive an annual investment credit based on the average of the annual yields at the end of each month on the AA-AAA rated 10+ year maturity component of the Merrill Lynch U.S. Corporate Bond Master Index. The Company’s expense related to this plan was de minimis for the years ended December 31, 2015 and 2014 and approximately $1 million for the year ended 2013.

There are additional Company-sponsored defined contribution arrangements for employees of the Company residing in countries other than the U.S. The Company is required to make contributions based on the specific requirements of the plans. The Company’s expense related to these plans was approximately $9 million, $8 million and $8 million for the years ended 2015, 2014 and 2013, respectively.

Note 9. Shareholders’ Equity

The Company amended its Certificate of Incorporation in April 2014, in connection with the closing of the IPO. The Amended and Restated Certificate of Incorporation authorizes the Board of Directors, at its discretion, to issue up to 50 million shares of preferred stock with a par value of $0.01 per share. The preferred stock is issuable in series, which may vary as to certain rights and preferences. As of December 31, 2015, no preferred shares have been issued. The Amended and Restated Certificate of Incorporation also set the number of authorized common shares at 700 million shares.

Share Repurchase

On December 16, 2015, the Company’s board of directors approved a $250 million common stock repurchase authorization. The Company’s share repurchase authorization allows the Company to buy opportunistically, when the Company believes that the share price provides the Company with an attractive use of cash flow and debt capacity. Through December 31, 2015, the Company purchased 670 thousand shares of its common stock having an aggregate value of approximately $17 million at an average price of $25.70 per share. The share repurchase was funded through a combination of cash and borrowings under the Company’s revolving

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements - Continued

credit facility. The repurchase authorization does not have a specified expiration date but can be modified, suspended or discontinued at any time.

On May 3, 2015, the Company’s board of directors approved a $300 million common stock repurchase authorization. In connection with that authorization, on May 12, 2015, the Company purchased 11.1 million shares of its common stock from the underwriters in the May Secondary Offering (as defined below) having an aggregate value of approximately $300 million at $27.0875 per share, equal to the midpoint between the public offering price and the price paid by the underwriters to the Selling Stockholders for the shares sold in the May 2015 Secondary Offering. To fund the share repurchase, the Company entered into the 2015 Amendment to the Credit Agreement that provided the Company with $200 million in additional term loan borrowings and utilized borrowings from its revolving credit facility and available cash. See Note 7 for additional information on the 2015 Amendment.

Secondary Offerings

In August 2015, existing shareholders of the Company (collectively, the “Selling Stockholders”) completed the sale of 20 million shares of the Company’s common stock to underwriters at a price of $31.17 per share (the “August Secondary Offering”). In May 2015, the Selling Stockholders completed the sale of 57.97 million shares of the Company’s common stock at a public offering price of $27.50 per share, including 6.87 million shares that were offered and sold by the Selling Stockholders pursuant to the full exercise of the underwriter’s option to purchase additional shares (the “May Secondary Offering” and, together with the August Secondary Offering, the “Secondary Offerings”). The Company did not sell any stock in, or receive any proceeds from, the Secondary Offerings. The Company incurred $1 million of expenses in 2015 related to the Secondary Offerings, which were included in Selling and administrative expenses.

Note 10. Stock-Based Compensation

In March 2014, the Company’s board of directors adopted the IMS Health Holdings, Inc. 2014 Incentive and Stock Award Plan (the “2014 Equity Plan”). Both annual award opportunities and equity-based awards for certain key employees, including the Company’s named executive officers, non-employee directors, consultants and other persons who provide substantial services to the Company, are granted under the 2014 Equity Plan. Prior to the adoption of the 2014 Equity Plan, the Company authorized equity awards under the 2010 Equity Plan. At December 31, 2015, there were 41.2 million shares reserved for issuance under the Company’s 2014 Equity Plan, of which 26.1 million shares are available for future grants.

Beginning in 2015, the Company’s long-term incentive awards were comprised of stock settled stock appreciation rights (“SARs”) and performance shares, both of which were granted under the 2014 Equity Plan. Unless previously terminated or forfeited, the SARs are eligible to vest in equal increments of 25% on each of the first four anniversaries of the date of grant. The exercise price of the SARs is equal to the closing market price of the Company’s common stock as of the grant date and expire on the tenth anniversary of the date of grant. Performance shares are eligible to vest at the end of a three-year period based on achievement of challenging goals related to compound annual adjusted earnings per share (“Adjusted EPS”) and relative total shareholder return (“TSR”). The number of performance shares that may be earned ranges from 50% of the target award if the threshold levels of performance are achieved to 200% of the target if the maximum levels are achieved or exceeded. Each earned and vested performance share will be settled by delivery of one share of the Company’s common stock. Recipients of performance shares have no voting rights and are not eligible to receive dividends equivalents during the performance period. Performance shares are forfeited upon termination of employment prior to the end of the performance period.

Prior to 2015, the Company granted service-based and performance-based stock options. Unless previously terminated or forfeited, the service-based options vest in equal increments of 20% on each of the first five anniversaries of the date of grant and the performance-based options vest in equal increments of 20% on each of the first five anniversaries of the date of grant if the Annual or Cumulative EBITDA Target, as defined by the 2010 Equity Plan, with respect to the fiscal year to which the performance-based options are aligned, is achieved. The service-based and performance-based awards both have an exercise price equivalent to the fair market value on the date of grant and expire on the tenth anniversary of the date of grant. In connection with the IPO, the outstanding stock options that had been granted to the board of directors prior to 2014 became fully vested.

Additionally, the Company granted service-based restricted stock and restricted stock units (“RSUs”) to employees and directors who were not employees of the Company and not affiliated with the Company’s Sponsors with a fair value equal to the closing market price of the Company’s common stock on the date of grant. The restricted stock granted in 2015 and the RSUs granted to employees in 2014 vest in equal increments of 50% on each of the second and fourth anniversaries of the grant date. The restricted stock was granted under the 2014 Equity Plan and the RSUs were granted under the 2010 Equity Plan. The RSUs granted to non-employee directors in 2015 were granted under the 2014 Equity Plan and became fully vested in 2015.

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements - Continued

The Company granted premium priced service-based options (“Premium Priced Options”) in 2010, which became fully vested in 2015. The awards have an exercise price equal to 150% of the fair market value on the date of grant and expire on the tenth anniversary of the date of grant. At December 31, 2015, 1.2 million shares are exercisable.

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

The fair value of stock options and SARs is estimated using the Black-Scholes option-pricing model. For service-based options and SARs, the Company values the grants and recognizes compensation expense on a straight-line basis over the requisite service period of the award. For options and SARs with graded vesting, the Company values the grants and recognizes compensation expense as if each vesting portion of the award was part of the total award and not a separate award. For performance-based awards, stock-based compensation expense is adjusted over time based on the Company’s assessment of the probability of achieving the financial targets. The value of the portion of the award that is ultimately expected to vest is recognized as expense either on a straight-line basis over the requisite service period of the award for restricted stock and RSUs or on a graded vesting basis for performance shares. The fair value of restricted stock and RSUs was based on the closing market price of the Company’s common stock on the date of grant. The fair value of the performance shares is determined separately for the portion of the award based on Adjusted EPS and the portion of the award based on TSR. The fair value of the Adjusted EPS portion of the award is equal to the closing market price of the Company’s common stock on the grant date. The fair value of the TSR portion of the award is determined based on a Monte Carlo simulation model.

These models require the input of subjective assumptions that will usually have a significant impact on the fair value estimate. The following table summarizes the weighted average assumptions used to measure fair value:

	2015	2014	2013
Dividend yield(1)	0.0%	0.0%	0.0%
Weighted average volatility(2)	33.9%	26.4%	26.7%
Risk free interest rate(3)	1.70%	1.68%	1.19%
Expected term(4)	6.50 years	5.50 years	5.50 years
Weighted average fair value of options granted	$9.34	$5.44	$4.89

(1)

The dividend yield of 0.0% is used because no recurring dividends have been authorized and the Company does not expect to pay cash dividends in the foreseeable future. An increase in the dividend yield will decrease stock compensation expense.

(2)

The weighted average volatility was developed using the historical volatility of several peer companies to IMS Health Holdings, Inc. for periods equal to the expected life of the grant. An increase in the weighted average volatility assumption will increase stock compensation expense.

(3)

The risk-free interest rate was developed using the U.S. Treasury yield curve for periods equal to the expected life of the options and SARs on the grant date. An increase in the risk-free interest rate will increase stock compensation expense.

(4)

The expected term was estimated for the 2015 grant of SARs based on the awards’ vesting period and contractual term. An increase in the expected holding period will increase stock compensation expense.

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements - Continued

The following table summarizes the components and classification of stock-based compensation expense for the periods indicated:

	Years Ended December 31,
(in millions)	2015	2014	2013
Stock options and SARs	$13	$51	$21
Performance shares	5	—	—
Restricted stock and RSUs	7	7	1
Total stock-based compensation expense	$25	$58	$22

Operating costs of information, exclusive of depreciation and amortization	$2	$6	$3
Direct and incremental costs of technology services, exclusive of depreciation and amortization	2	5	2
Selling and administrative expenses, exclusive of depreciation and amortization	21	47	17
Total stock-based compensation expense	$25	$58	$22

Tax benefit on stock-based compensation expense	$8	$19	$7

The tax benefit realized on stock options and SARs exercised for the years ended December 31, 2015, 2014 and 2013 was $11 million, $2 million and $—, respectively.

Stock Options and Stock Appreciation Rights

The following table summarizes activity of stock options with service conditions for the periods indicated:

(in millions)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2014	10.2	$7.97	5.87	$180
Exercises	(3.2)	5.24
Forfeitures	(0.1)	9.95
Options outstanding, December 31, 2015	6.9	9.19	5.06	$138

Options vested or expected to vest, December 31, 2015	6.8	$9.17	5.02	$136
Options exercisable, December 31, 2015	3.7	10.73	4.83	80

As of December 31, 2015, approximately $2 million of unrecognized stock compensation expense related to unvested service-based stock options (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately one year.

The following table summarizes activity of stock options with performance conditions for the periods indicated:

(in millions)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2014	5.3	$6.69	5.95	$101
Exercises	(1.7)	5.76
Forfeitures	(0.1)	9.81
Options outstanding, December 31, 2015	3.5	7.07	5.13	$72

Options vested or expected to vest, December 31, 2015	3.4	$8.21	5.08	$71
Options exercisable, December 31, 2015	1.8	8.43	4.87	38

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements - Continued

As of December 31, 2015, approximately $2 million of unrecognized stock compensation expense related to unvested performance-based stock options (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately one year.

The following table summarizes activity of SARs for the periods indicated:

(in millions)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
SARs outstanding, December 31, 2014	0.5	$2.50	1.30	$13
Granted	1.7	25.14
Exercises	(0.4)	2.50
Forfeitures	(0.2)	25.08
SARs outstanding, December 31, 2015	1.6	22.72	5.50	$5

SARs vested or expected to vest, December 31, 2015	1.6	$22.72	5.50	$5
SARs exercisable, December 31, 2015	0.2	2.50	0.30	4

Included in the table above are SARs granted by a predecessor entity to the Company in 2010 to certain executives that will expire in 2016. As of December 31, 2015, approximately $11 million of unrecognized stock compensation expense related to unvested SARs (net of estimated forfeitures) is expected to be recognized over a weighted-average period of approximately two years.

Cash proceeds and intrinsic value related to total stock options and SARs exercised during 2015, 2014 and 2013, were as follows:

	Years Ended December 31,
(in millions)	2015	2014	2013
Proceeds received from the exercise of service based stock options	$17	$9	$—
Intrinsic value of service based stock options and SARs exercised	90	27	1
Proceeds received from the exercise of performance based stock options	$10	$8	$—
Intrinsic value of performance based stock options exercised	43	31	—

The intrinsic value for stock options and SARs was calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of the end of the period.

Performance Shares

The following table summarizes activity of the performance shares for the periods indicated:

(in millions)	Shares	Weighted-Average Grant-Date Fair Value
Performance shares outstanding, December 31, 2014	—	$—
Granted	0.6	25.13
Forfeitures	(0.1)	25.08
Performance shares outstanding, December 31, 2015	0.5	$25.14

As of December 31, 2015, there was $10 million of unrecognized compensation cost related to nonvested performance shares. The cost is expected to be recognized over a weighted-average period of approximately 2 years.

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements - Continued

Restricted Stock and Restricted Stock Units

The following table summarizes activity of restricted stock and RSUs for the periods indicated:

(in millions)	Shares/Units	Weighted-Average Grant-Date Fair Value
Restricted stock and RSUs outstanding, December 31, 2014	1.4	$19.55
Granted	1.0	27.47
Forfeitures	(0.1)	19.50
Restricted stock and RSUs outstanding, December 31, 2015	2.3	$22.76

During 2015 and 2014, 0.9 million restricted shares and 1.4 million RSUs were granted to employees and non-employee directors, respectively.

Fair value for restricted stock and RSUs with service conditions was as follows:

	Years Ended December 31,
(in millions)	2015	2014	2013
Fair value of restricted stock and RSUs which vested during the year	$—	$2	$2
Fair value of restricted stock and RSUs outstanding	59	37	1

As of December 31, 2015, there was $38 million of unrecognized compensation cost related to nonvested restricted stock and RSUs. The cost is expected to be recognized over a weighted-average period of approximately 2 years.

Note 11. Income Taxes

Income (loss) before income taxes consisted of:

	Years Ended December 31,
(in millions)	2015	2014	2013
U.S.	$(61)	$(455)	$(240)
Non-U.S.	278	170	192
Total	$217	$(285)	$(48)

Provision for (benefit from) income taxes consisted of:

	Years Ended December 31,
(in millions)	2015	2014	2013
U.S. Federal and State:
Current	$7	$—	$6
Deferred	(269)	(141)	(178)
	$(262)	$(141)	$(172)
Non-U.S.:
Current	$85	$85	$66
Deferred	(23)	(40)	(24)
	$62	$45	$42

Total	$(200)	$(96)	$(130)

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements - Continued

The following table summarizes the significant differences between the U.S. Federal statutory taxes and the Company’s provision (benefit) for income taxes for consolidated financial statement purposes.

	Years Ended December 31,
	2015	2014	2013
Tax expense (benefit) at statutory rate	35%	(35)%	(35)%
State and local income taxes, net of Federal tax benefit	4	(1)	(21)
Impact of Non-U.S. tax rates and credit	(5)	8	(21)
Impact of tax rate changes	(3)	1	(12)
Restructuring effect on deferred tax liability	—	(2)	(178)
Impact of change in assertion related to unremitted earnings	(118)	—	—
Contract/statute of limitations expirations	(2)	(2)	(10)
Reserves for uncertain tax positions	2	3	20
Audit settlements	(1)	(4)	(12)
Other, net	(4)	(2)	—
Total tax benefit	(92)%	(34)%	(269)%

The Company recorded a benefit for income taxes of $200 million in 2015, primarily due to the Company changing its assertion related to unremitted earnings of its non-U.S. subsidiaries. Historically, the Company provided deferred taxes with respect to all of the unremitted earnings of its non-U.S. subsidiaries. As of the beginning of 2015, the Company is asserting, with certain exceptions, that the unremitted earnings of its non-U.S. subsidiaries related to prior years, as well as those related to 2015 will be indefinitely reinvested. As a result of this change in assertion, in the first quarter of 2015, the Company reversed a previously established deferred tax liability of $256 million and as of December 31, 2015, have a deferred tax liability of $12 million. The Company has the intent and ability to indefinitely reinvest its non-U.S. subsidiaries’ unremitted earnings, with certain exceptions, as these earnings are no longer expected to be repatriated to the United States to meet the Company’s U.S. cash needs. Rather, the Company intends to reinvest the non-U.S. earnings in the growth of its non-U.S. businesses. The tax benefit for 2015 was also favorably impacted as a result of profits generated in non-U.S. tax jurisdictions with lower tax rates than the U.S. statutory tax rate. The Company recorded a tax charge of $2 million during 2015 for interest and penalties related to unrecognized tax benefits. As of December 31, 2015, the Company had $28 million of unrecognized tax benefits that if recognized would favorably affect the effective tax rate and $9 million of interest and penalties associated with unrecognized tax benefits.

The Company had a tax benefit for 2014 which was primarily due to a significant amount of deductible expenses in the U.S. related to the redemption of the Company’s 12.5% Senior Notes and Senior PIK Notes, the termination of the management services agreement with affiliates of the Sponsors, and non-executive Phantom SARs compensation expense. In addition, the Company’s effective tax rate was impacted as a result of profits generated in non-U.S. tax jurisdictions with lower tax rates than the U.S. statutory tax rate and by deferred U.S. income tax expense related to non-U.S. earnings net of associated tax credits. The Company also recorded a tax benefit of $6 million in the second quarter of 2014 as a result of the conclusion of a U.S. Federal income tax examination for 2010 and 2011. The Company recorded a tax charge of $3 million during 2014 for interest and penalties related to unrecognized tax benefits. As of December 31, 2014, the Company had $28 million of unrecognized tax benefits that if recognized would favorably affect the effective tax rate and $9 million of interest and penalties associated with unrecognized tax benefits.

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

In 2013, the Company’s effective tax rate was favorably impacted by a tax reduction of $10 million as a result of the conclusion of U.S. audits. In connection with one of the audits, the Company received a $47 million refund for which a receivable had been previously established. The Company also recorded tax reductions of $5 million as a result of the expiration of various statutes of limitation and $2 million for the reversal of a valuation allowance due to a change in enacted state tax law changes. The Company recorded a tax charge of $2 million during 2013 for interest and penalties related to unrecognized tax benefits. As of December 31, 2013, the Company had $38 million of unrecognized tax benefits that if recognized would favorably affect the effective tax rate and $11 million of interest and penalties associated with unrecognized tax benefits.

The Company files numerous consolidated and separate income tax returns in U.S. (federal and state) and non-U.S. jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examination by tax authorities for

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements - Continued

years before 2012, in state and local jurisdictions for years prior to 2011, and in its material non-U.S. jurisdictions prior to 2011. It is reasonably possible that within the next twelve months the Company could realize $3 million of unrecognized tax benefits as a result of the expiration of certain statutes of limitation.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
(in millions)	2015	2014	2013
Gross unrecognized tax benefits at beginning of year	$30	$42	$42
Gross (decreases) increases – prior period positions	—	(10)	—
Gross increases – current period positions	4	5	11
Increases (decreases) – settlement with tax authorities	—	—	(7)
Reductions – lapse of statute of limitations	(3)	(4)	(4)
Other	1	(3)	—
Gross unrecognized tax benefits at end of year	$32	$30	$42

The Company’s deferred tax assets (liabilities) are comprised of the following at December 31:

	At December 31,
(in millions)	2015	2014
Deferred Tax Assets:
Net operating losses	$265	$211
Foreign tax credits	145	127
Employment benefits	18	14
Deferred revenues	20	14
Equity compensation	34	36
Postemployment benefits	17	8
Non-U.S. intangibles	2	5
Accrued liabilities	10	11
Other	61	50
	572	476
Valuation allowance	(101)	(66)
Total deferred tax assets	$471	$410

Deferred Tax Liabilities:
Intangible assets	$(660)	$(711)
Undistributed earnings	(12)	(266)
Computer software	(159)	(118)
Depreciation	(10)	(11)
Foreign exchange	(117)	(50)
Other	(24)	(55)
Total deferred tax liabilities	$(982)	$(1,211)

Net Deferred Tax Liability	$(511)	$(801)

The Company had federal, state and local, and non-U.S. tax credit and tax loss carryforwards, the tax effect of which was $433 million as of December 31, 2015. Of this amount, $26 million has an indefinite carryforward period, and the remaining $407 million expires at various times beginning in 2016. As of December 31, 2015, the Company had $101 million of valuation allowances established against state and local and non-U.S. net operating losses that based on available evidence, are more likely than not to expire before they can be utilized.

The table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2015 that arose directly from tax deductions related to equity compensation greater than compensation recognized for financial reporting. The Company had a federal net operating loss carryforward for tax purposes of $399 million as of December 31, 2015. The gross amount of net operating loss carryforwards for which a tax benefit would be recorded to additional paid-in capital if and when income

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements - Continued

taxes payable is reduced was approximately $78 million as of December 31, 2015. The Company uses tax law ordering in determining when excess tax benefits have been realized.

As of December 31, 2015, there is a book-over-tax basis difference with respect to the investments in non-U.S. subsidiaries of approximately $1,571 million. This basis difference relates to purchase accounting adjustments of approximately $826 million and undistributed earnings of approximately $745 million. The Company intends to indefinitely reinvest all unremitted earnings outside the U.S. with limited exceptions. As of December 31, 2015, deferred income taxes of $12 million have been provided on such earnings and approximately $270 million have not been provided on such earnings.

Note 12. Commitments

The Company’s contractual obligations include facility leases, agreements to purchase data and telecommunications services, and computer and other leases. At December 31, 2015, the minimum annual payment under these agreements and other contracts that have initial or remaining non-cancelable terms in excess of one year are as listed in the following table:

(in millions)	2016	2017	2018	2019	2020	Thereafter	Total
Operating leases(1)	$66	$52	$41	$31	$29	$51	$270
Data acquisition and telecommunication services(2)	253	143	62	48	37	9	552
Computer and other leases(3)	23	16	10	7	3	—	59
Total	$342	$211	$113	$86	$69	$60	$881

(1)	Rental expense under real estate operating leases for the years ended 2015, 2014 and 2013 were $70 million, $51 million and $49 million, respectively.
(2)	Expense under data acquisition and telecommunications long-term contracts for the years ended 2015, 2014 and 2013 were $263 million, $221 million and $215 million, respectively.
(3)

Rental expense under computer and other leases for the years ended 2015, 2014 and 2013 were $26 million, $28 million and $25 million, respectively. These leases are frequently renegotiated or otherwise changed as advancements in computer technology produce opportunities to lower costs and improve performance.

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

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements - Continued

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

Symphony Health Solutions litigation

On July 24, 2013, Symphony Health Solutions and two of its subsidiaries (collectively “Symphony”) filed a lawsuit in the U.S. District Court for the Eastern District of Pennsylvania against IMS Health alleging anticompetitive business practices in violation of the Sherman Antitrust Act and Pennsylvania State law. IMS Health asserted various counterclaims in that lawsuit. On December 20, 2013, IMS Health filed a lawsuit in the U.S. District Court for the District of Delaware against Symphony for infringement of three patents seeking injunctive relief and damages. In late 2015, the Company and Symphony entered into a settlement agreement whereby each of the parties agreed to terminate their respective lawsuits, and these lawsuits were dismissed with prejudice in January, 2016.

Note 14. Supplemental Financial Data

The following tables summarize information related to the Company’s Statements of Financial Position:

	December 31,
(in millions)	2015	2014
Accounts Receivable, net:
Trade	$460	$296
Allowances	(9)	(5)
Unbilled receivables	57	39
Accounts receivable, net	$508	$330

	December 31,
(in millions)	2015	2014
Other Current Assets:
Deferred income taxes	$—	$105
Prepaid expenses	71	59
Work-in-process inventory	59	49
Income taxes receivable	10	4
Restricted cash	10	24
Other	38	53
Other current assets	$188	$294

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements - Continued

	Estimated	December 31,
(in millions)	Useful Lives	2015	2014
Property, Plant and Equipment, net:
Buildings and improvements	40 - 50 years	$53	$54
Machinery and equipment	3 - 15 years	209	189
Leasehold improvements	1 - 11 years	48	43
Construction-in-progress		4	5
Property, plant and equipment, gross		314	291
Accumulated depreciation and amortization		(147)	(138)
Property, plant and equipment, net		$167	$153

Depreciation expense was $44 million, $48 million and $37 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(in millions)
Computer Software, net:
December 31, 2013	$263
Additions at cost	95
Acquisitions	2
Amortization	(103)
Impairments, foreign exchange and other	1
December 31, 2014	258
Additions at cost	131
Acquisitions	41
Amortization	(117)
Impairments, foreign exchange and other	(4)
December 31, 2015	$309

Accumulated amortization of total computer software was $452 million and $385 million at December 31, 2015 and 2014, respectively. Amortization expense was $86 million for the year ended December 31, 2013.

	December 31,
(in millions)	2015	2014
Other Assets:
Long-term pension assets	$53	$57
Securities and other investments	11	3
Long-term deferred tax asset	15	7
Other	30	45
Other assets	$109	$112

	December 31,
(in millions)	2015	2014
Accounts Payable:
Trade	$53	$25
Taxes other than income taxes	94	58
Other	16	4
Accounts payable	$163	$87

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements - Continued

	December 31,
(in millions)	2015	2014
Accrued and Other Current Liabilities:
Salaries, wages, bonuses and other compensation	$165	$171
Accrued data acquisition costs	81	86
Accrued interest	18	17
Accrued professional fees	48	35
Accrued income taxes	36	42
Deferred tax liability	—	9
Accrued severance and other costs	56	21
Contingent consideration liability	16	18
Accrued loyalty (1)	99	—
Other	92	82
Accrued and other current liabilities	$611	$481

(1) The Company owns businesses that manage co-pay reimbursements on behalf of its pharmaceutical customers. These customers prefund the reimbursements, and the Company includes this cash on its balance sheet. The Company draws on this cash to pay pharmacies as consumers use these programs.

	December 31,
(in millions)	2015	2014
Other Liabilities:
Long-term uncertain tax benefits reserve	$19	$19
Contingent consideration liability	12	6
Other	52	56
Other liabilities	$83	$81

Note 15. Related Party

Management Services Agreement

The Company had a management services agreement with affiliates of the Sponsors pursuant to which they would provide management services to the Company. In conjunction with the Company’s IPO, the management services agreement was terminated for a settlement amount of $72 million and the Company recorded this charge as a component of Selling and administrative expenses, exclusive of depreciation and amortization in the Consolidated Statements of Comprehensive Income (Loss) in 2014. Prior to the termination of the management services agreement, the Company paid an additional $2 million in 2014 in monitoring fees pursuant to the management services agreement. During 2013, the Company paid approximately $8 million in monitoring fees.

Note 16. Operations by Business Segment

Operating segments are defined as components of an enterprise about which financial information is available that is evaluated on a regular basis by the chief operating decision-maker, or decision-making groups, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company operates a globally consistent business model, offering clients in the healthcare industry with comprehensive solutions to measure and improve their performance.

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

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements - Continued

Geographic Financial Information

The following represents selected geographic information for the regions in which the Company operates.

(in millions)	Americas(1)	EMEA(2)	Asia Pacific(3)	Corporate & Other	Total
As of or For the Years Ended December 31,
2015
Revenue(4)	$1,326	$1,157	$438	$-	$2,921
Operating income (loss)(5)	222	215	117	(190)	364
Total assets	4,144	2,200	1,112	3	7,459

2014
Revenue(4)	$1,205	$1,007	$429	$-	$2,641
Operating income (loss)(5)	283	276	134	(485)	208
Total assets	3,833	2,035	1,112	116	7,096

2013
Revenue(4)	$1,160	$951	$433	$-	$2,544
Operating income (loss)(5)	297	276	147	(366)	354
Total assets	4,065	2,450	1,266	127	7,908

 In April 2015, the Company realigned its regional reporting so that India, Sri Lanka and Bangladesh are included in EMEA. Previously, these countries had been included in the Asia Pacific region. Additionally in 2015, the Company made changes to its geographic reporting classifications to move some functions out of Corporate and Other and into the regions. As a result of these changes, reclassifications of prior years’ geographic financial information were made to conform to the current year presentation. The reclassifications did not change previously reported Consolidated Results of Operations.

(1)

Americas includes the United States, Canada and Latin America. Revenue in the United States was $1,127 million, $986 million and $935 million for the years ended December 31, 2015, 2014 and 2013, respectively. Total U.S. assets were $4,046 million, $3,659 million and $3,837 million at December 31, 2015, 2014 and 2013, respectively.

(2)	EMEA includes countries in Europe, the Middle East and Africa, and the countries of India, Sri Lanka and Bangladesh.
(3)

Asia Pacific includes Japan, Australia and other countries in the Asia Pacific region, excluding India, Sri Lanka and Bangladesh. Revenue in Japan was $245 million, $252 million and $261 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

(in millions)	Americas	EMEA	Asia Pacific
For the Years Ended December 31,
2015	$83	$26	$24
2014	126	86	39
2013	126	87	42

Note 17. Earnings (Loss) per Share

The following table presents the composition of basic and diluted weighted average shares outstanding:

	Years Ended December 31,
(Shares in millions)	2015	2014	2013
Basic weighted-average common shares outstanding	331.0	319.0	280.0
Effect of dilutive stock-based awards	8.3	—	7.0
Diluted weighted-average common shares outstanding	339.3	319.0	287.0

Shares excluded from computation of diluted (loss) earnings per share:
Weighted average potential common shares excluded from computation due to anti-dilutive effect	1.6	18.7	—

IMS HEALTH HOLDINGS, INC.

Notes to Consolidated Financial Statements - Continued

Note 18. Subsequent Events

Senior Secured Credit Facilities

In January 2016, IMS Health entered into an amendment (the “2016 Amendment”) to the Third Amended and Restated Credit and Guaranty Agreement, dated as of March 17, 2014, among IMS Health, IMS AG and IMS Japan K.K., as co-borrowers, Healthcare Technology Intermediate Holdings, Inc., Bank of America, N.A. and the other lenders party thereto. The 2016 Amendment increased outstanding commitments under the Company’s existing Term A loans by $300 million. The proceeds from the additional Term A loans will be used for general corporate purposes, including funding acquisitions and repaying existing loans under IMS Health’s senior secured revolving credit facility.

SCHEDULE I

IMS Health Holdings, INC.

Parent Company Only

Condensed Statements of Financial Position

	December 31,
(in millions)	2015	2014
Assets
Current Assets:
Other current assets	$4	$5
Amounts receivable from subsidiaries	16	16
Total Current Assets	20	21
Investment in subsidiaries	1,533	1,538
Other assets	67	58
Total Assets	$1,620	$1,617

Liabilities and Shareholders’ Equity
Current Liabilities:
Amounts payable to subsidiaries	$48	$75
Total Liabilities	$48	$75

Shareholders’ Equity	1,572	1,542
Total Liabilities and Shareholders’ Equity	$1,620	$1,617

IMS Health Holdings, INC.

Parent Company Only

Condensed Statements of Comprehensive Income (Loss)

	Years Ended December 31,
(in millions)	2015	2014	2013
Operating costs of information	$2	$6	$3
Direct and incremental costs of technology services	2	5	2
Selling and administrative expenses	21	47	17
Loss before income taxes and equity in net income (loss) of subsidiaries	(25)	(58)	(22)
Benefit from income taxes	8	19	7
Equity in net income (loss) of subsidiaries	434	(150)	97
Net income (loss)	$417	$(189)	$82

Other Comprehensive Loss:
Cumulative translation adjustment (net of taxes of $(42), $(27) and $—, respectively)	$(118)	$(178)	$(183)
Unrealized gains on derivatives (net of taxes of $—, $— and $(4), respectively)	1	2	9
Gains on derivative instruments, reclassified into earnings (net of taxes of $9, $2 and $5, respectively)	(15)	(4)	(9)
Postretirement and postemployment adjustments (net of taxes of $—, $13 and $(16), respectively)	(1)	(30)	24
Other Comprehensive Loss	$(133)	$(210)	$(159)
Total Comprehensive Income (Loss)	$284	$(399)	$(77)

IMS Health Holdings, INC.

Parent Company Only

Condensed Statements of Cash Flows

	Years Ended December 31,
(in millions)	2015	2014	2013
Net Cash Provided by (Used in) Operating Activities	$—	$—	$—

Net Cash Provided by (Used in) Investing Activities	—	—	—

Net Cash Provided by (Used in) Financing Activities	—	—	—

Increase (Decrease) in Cash and Cash Equivalents	—	—	—
Cash and Cash Equivalents, Beginning of Period	—	—	—
Cash and Cash Equivalents, End of Period	$—	$—	$—

Non-Cash Investing and Financing Activities:
Acquisitions of treasury stock	$314	$—	$—
Dividends paid	—	—	(753)

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

Share Repurchase

In December 2015, the Parent Company purchased 670 thousand shares of its common stock having an aggregate value of approximately $17 million at an average price of $25.70 per share. In May 2015, the Parent Company purchased 11.1 million shares of its common stock at $27.0875 per share from the underwriters in a registered public offering of the Company’s common stock by affiliates of certain of the Parent Company’s shareholders having an aggregate value of approximately $300 million. The share repurchases were paid by a subsidiary of the Parent Company.

Dividends

In August 2013, the Parent Company declared and paid a dividend to shareholders of $2.60 per share for a total of $753 million. The dividend was paid by a subsidiary of the Parent Company.

Commitments and Contingencies

The Parent Company had no material commitments during the reported periods.

SCHEDULE II

IMS Health Holdings, INC.

Valuation and Qualifying Accounts

For the Years Ended December 31, 2015, 2014 and 2013

(in millions)	Balance at Beginning of Period	Additions Charged to Costs and Expenses(a)	Deductions	Balance at End of Period
Valuation Allowance for Deferred Income Taxes
Year ended December 31, 2015	$66	$35	$—	$101
Year ended December 31, 2014	49	21	(4)	66
Year ended December 31, 2013	45	9	(5)	49
(a)	Valuation allowances on assets related to additional Net Operating Losses created during the year where, based on available evidence, it is more likely than not that such assets will not be realized.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting and the report of independent registered public accounting firm are set forth in Part II, Item 8 of this Annual Report on Form 10-K and are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item, other than the information regarding the executive officers of the Company set forth below, is incorporated by reference to the sections of our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”) entitled “Proposal 1—Election of Directors,” “Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance at IMS Health—Documents Establishing our Corporate Governance” and “Corporate Governance at IMS Health—Committees of the Board.”

The current executive officers of the Company are as follows:

Name	Age	Title
Ari Bousbib	54	Director, Chairman, Chief Executive Officer and President
Ronald E. Bruehlman	55	Senior Vice President and Chief Financial Officer
Harvey A. Ashman	53	Senior Vice President, General Counsel, External Affairs and Corporate Secretary
Harshan Bhangdia	50	Vice President, Controller and Principal Accounting Officer
Robert Chu	49	Senior Vice President, Technology Solutions
José Luis Fernández	51	Senior Vice President, Global Services
Kevin C. Knightly	55	Senior Vice President, Information Offerings
Clinton J. Wolfe	46	Vice President, Human Resources

Ari Bousbib, Director, Chairman, Chief Executive Officer & President

Mr. Bousbib was appointed Chief Executive Officer and President of IMS Health in September 2010 and was appointed to the additional role of Chairman in December 2010. Prior to joining IMS Health, Mr. Bousbib spent 14 years at United Technologies Corporation (“UTC”). From 2008 until 2010, he served as President of UTC’s Commercial Companies. From 2002 until 2008, Mr. Bousbib was President of Otis Elevator Company, and from 2000 to 2002 he served as its Chief Operating Officer. Previously, Mr. Bousbib was a partner at Booz Allen Hamilton. Mr. Bousbib currently serves on the board of directors of The Home Depot, Inc., and is a member of the Harvard Medical School Health Care Policy Advisory Council. He previously served on the board of directors of Best Buy, Inc. Mr. Bousbib holds a Master of Science Degree in Mathematics and Mechanical Engineering from the Ecole Superieure des Travaux Publics, Paris, and an M.B.A. from Columbia University.

Ronald E. Bruehlman, Senior Vice President and Chief Financial Officer

Mr. Bruehlman has served as Senior Vice President and Chief Financial Officer since July 2011. Prior to joining the Company, Mr. Bruehlman worked for 23 years at UTC, advancing through finance positions of increasing responsibility, culminating in his appointment as Vice President, Business Development, which he held from June 2009 to April 2011, where he led the company’s global strategy and development activities. From June 2005 until May 2008, he was Vice President and Chief Financial Officer of Carrier Corporation. Prior to that, Mr. Bruehlman was Vice President, Financial Planning and Analysis for UTC and also served as Director, Investor Relations of UTC. Mr. Bruehlman has served as a director of The Connecticut Forum since 2005. He also served as a director of The New England Air Museum from 2009 through 2013. Mr. Bruehlman holds a B.S. in Economics from the University of Delaware, and an M.B.A. from the University of Chicago.

Harvey A. Ashman, Senior Vice President, General Counsel, External Affairs and Corporate Secretary

Mr. Ashman has served as Senior Vice President, General Counsel, External Affairs and Corporate Secretary since October 2009. From April 2008 to October 2009, Mr. Ashman served as Vice President, External Affairs and Associate General Counsel for the Company’s Americas region, and from April 1999 to April 2008, as Vice President and Associate General Counsel for the Americas region. Mr. Ashman joined the Company in 1988. Mr. Ashman holds a B.A. from the University of Massachusetts, Amherst, and a J.D. from the New England School of Law.

Harshan Bhangdia, Vice President, Controller and Principal Accounting Officer

Mr. Bhangdia has served as Vice President, Controller and Principal Accounting Office since 2007. Mr. Bhangdia previously served as acting Chief Financial Officer from January 2011 to July 2011. From February 2006 to January 2007, Mr. Bhangdia served as Vice President and Chief Financial Officer of the Company’s Consulting and Services operations. Prior to joining the Company in 2001, Mr. Bhangdia served as Senior Vice President and Chief Financial Officer of Juno Online Services. Prior to that, Mr. Bhangdia served as an audit manager at PricewaterhouseCoopers. Mr. Bhangdia holds a B.A. degree from Wagner College and an M.B.A. from Pace University’s Lubin School of Business. Mr. Bhangdia has been a Certified Public Accountant since 1994.

Robert Chu, Vice President, Technology Solutions

Mr. Chu has served as Senior Vice President, Technology Solutions since April 2015. From July 2013 to April 2015, Mr. Chu served as President, Asia Pacific and China. Since joining the Company in 2007, Mr. Chu has held leadership roles of increasing responsibility in technology, offerings development, sales, consulting and services, culminating in his appointment as General Manager, France in 2011. Prior to joining the Company, Mr. Chu worked at IBM for 15 years, serving in a variety of management positions for the company in Europe and the United States. Mr. Chu holds a Master’s degree from École Polytechnique in Palaiseau, France and a Master of Engineering, Computer Science degree from École Nationale Supérieure des Télécommunications in Brest, France.

José Luis Fernández, Senior Vice President, Global Services

Mr. Fernández has served as Senior Vice President, Global Services since January 2014. From January 2011 to December 2013, Mr. Fernández served as President of the Company’s South Europe & Middle East operations. From 2008 to 2010, Mr. Fernández served as General Manager of the Company’s consulting and services business in EMEA, and prior to that was general manager of the Company’s EMEA mid-size markets and operations and general manager in Spain. Prior to joining the Company in 2000, Mr. Fernández held a variety of sales, marketing and commercial effectiveness roles with AstraZeneca in Europe. Mr. Fernández began his career at Accenture as a management consultant focused on commercial strategy for the pharmaceutical, consumer goods and auto sectors. Mr. Fernández holds an advanced degree in Industrial Engineering from Madrid Polytechnic University.

Kevin C. Knightly, Senior Vice President, Information Offerings

Mr. Knightly has served as Senior Vice President, Information Offerings since April 2015. From January 2011 to March 2015, Mr. Knightly served as Senior Vice President, Supplier Management. Prior to that, Mr. Knightly served in a number of senior financial, operations, marketing and general management roles for the Company, including as Senior Vice President, Pharma Business Management from 2007 until 2010. Mr. Knightly holds a B.S. in Economics and Accounting from the College of the Holy Cross, and an M.B.A. from New York University’s Stern Business School.

Clinton J. Wolfe, Vice President, Human Resources

Mr. Wolfe has served as Vice President, Human Resources since January 2015. From March 2014 to December 2014, Mr. Wolfe served as Vice President, Human Resources Operations. Since joining IMS Health in 2000, Mr. Wolfe has held a number of human resources roles of increasing scope and responsibility, including leadership posts for the Company’s U.S. Business Unit from 2012 to 2014 and its Asia Pacific operations from 2010 to 2012. Prior to that, Mr. Wolfe was director, Global Talent Acquisition from 2006 to 2010 and director, U.S. Recruiting & Staffing from 2005 to 2006. Mr. Wolfe holds a B.A. in English and an M.S. in Management Studies from Pennsylvania State University.

Item 11. Executive Compensation

Information in response to this Item will be set forth in the sections entitled “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our 2016 Proxy Statement, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this Item, other than Securities Authorized for Issuance Under Equity Compensation Plans, will be set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2016 Proxy Statement, which information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2015, regarding certain outstanding awards and shares remaining available for future issuance under our compensation plans under which equity securities are authorized for issuance:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (4) (c)
Equity compensation plans approved by security holders	14,921,279	(1)	$9.39		26,134,015
Equity compensation plans not approved by security holders	97,629	(2)	—		—
Total	15,018,908		$9.39	(3)	26,134,015

(1)

Consists of: (i) 6,943,600 shares of common stock issuable upon the exercise of outstanding time-based stock options and 3,498,550 shares of common stock issuable upon the exercise of outstanding performance-based stock options awarded under the 2010 Equity Plan; (ii) 175,577 shares and 1,460,838 shares of common stock issuable upon the exercise of outstanding SARs awarded under the 2010 Equity Plan and 2014 Equity Plan, respectively;  (iii) 1,376,251 shares of common stock issuable pursuant to outstanding restricted stock units awarded under the 2010 Equity Plan; (iv) 923,962 shares of common stock issuable pursuant to outstanding restricted stock awarded under the 2014 Equity Plan and (v) 542,501 shares of common stock issuable pursuant to outstanding performance share awards, assuming performance at the target level. Up to an additional 542,501 shares of common stock could be issued if performance goals are achieved above target.

(2)

The number of securities to be issued for equity compensation plans not approved by security holders consists of outstanding awards issued to certain executives with supplemental pension benefits in accordance with their individual employment arrangements under our Defined Contribution Executive Retirement Plan ("DC ERP").

(3)

The weighted-average exercise price includes all outstanding stock options but does not include performance shares, restricted stock units restricted stock or DC ERP awards, all of which do not have an exercise price.

(4)	Consists of all securities remaining available under the 2014 Equity Plan.

Items 13. Certain Relationships and Related Party Transactions, and Director Independence

Information in response to this Item will be set forth in the section entitled “Proposal No 1: Election of Directors” in our 2016 Proxy Statement, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information in response to this Item will be set forth in the section entitled “Proposal No. 2: Ratification of the Appointment of the Independent Registered Public Accounting Firm” in our 2016 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm

See Index on page 54.

2. Financial Statement Schedules

See Index on page 54. All other schedules are omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements and Notes.

(b)	Index to Exhibits

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of IMS Health Holdings, Inc., incorporated herein by reference to the Company’s Form 8-K filed with the SEC on April 9, 2014.

3.2	Amended and Restated Bylaws of IMS Health Holdings, Inc., incorporated herein by reference to Amendment 3 to the Company’s Form 8-K filed with the SEC on April 9, 2014.

4.1

Senior Note Indenture, dated as of October 24, 2012, among IMS Health Incorporated, as Issuer, the Guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee, incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on January 2, 2014.

4.2

Senior Note Indenture, dated as of March 30, 2015, among IMS Health Incorporated, as Issuer, the Guarantors party thereto, and Deutsche Trustee Company Limited, as Trustee, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period March 31, 2015.

4.3

Registration and Preemptive Rights Agreement, dated as of February 26, 2010, by and among IMS Health Holdings, Inc. and each of the Managers and Manager Designees named therein, incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on January 2, 2014.

4.4	Amendment, dated April 9, 2014, to Registration and Preemptive Rights Agreement, incorporated herein by reference to the Company’s Form 8-K filed with the SEC on April 9, 2014.

10.1

Amended and Restated Shareholders’ Agreement, dated April 9, 2014, by and among TPG Partners V, L.P., TPG FOF V-A, L.P., TPG FOF V-B, L.P., TPG Partners VI, L.P., TPG FOF VI SPV, L.P., TPG Biotechnology Partners III, L.P., TPG Iceberg Co-Invest LLC, CPP Investment Board Private Holdings Inc., Green Equity Investors V, L.P., Green Equity Investors Side V, L.P., LGP Iceberg Coinvest, LLC and IMS Health Holdings, Inc., incorporated herein by reference to the Company’s Form 8-K filed with the SEC on April 9, 2014.

10.2†

Management Stockholders Agreement, dated as of February 26, 2010, by and among IMS Health Holdings, Inc., Healthcare Technology Acquisition, Inc., IMS Health Incorporated, and the Investors and the Managers named therein, incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on January 2, 2014.

10.3

Third Amended and Restated Credit Agreement, dated as of March 17, 2014, among IMS Health Incorporated, as the Parent Borrower, IMS AG, as a Borrower, IMS Japan K.K., as a Borrower, Healthcare Technology Intermediate Holdings, Inc., as Holdings, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto, incorporated herein by reference to Amendment 3 to the Company’s Registration Statement on Form S-1 dated March 24, 2014.

10.4

Incremental Amendment No. 1, dated May 11, 2015, to Third Amended and Restated Credit and Guaranty Agreement, dated as of March 17, 2014, among IMS Health Incorporated, as the Parent Borrower, IMS AG, as a Borrower, IMS Japan K.K., as a Borrower, Healthcare Technology Intermediate Holdings, Inc., as Holdings, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015.

10.5

Incremental Amendment No. 2, dated January 15, 2016, to Third Amended and Restated Credit and Guaranty Agreement, dated as of March 17, 2014, among IMS Health Incorporated, as the Parent Borrower, IMS AG, as a Borrower, IMS Japan K.K., as a Borrower, Healthcare Technology Intermediate Holdings, Inc., as Holdings, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto, incorporated herein by reference to the Company’s Form 8-K filed with the SEC on January 21, 2016.

10.6

Amended and Restated Pledge and Security Agreement, dated as of March 17, 2014, among Healthcare Technology Intermediate Holdings, Inc., IMS Health Incorporated, each of the grantors party thereto, and Bank of America, N.A., as Administrative Agent, incorporated herein by reference to Amendment 3 to the Company’s Registration Statement on Form S-1 filed with the SEC March 24, 2014.

10.7

U.S. Guaranty, dated as of March 17, 2014, among Healthcare Technology Intermediate Holdings, Inc., as Holdings, IMS Health Incorporated, as Parent Borrower, the other Guarantors party thereto from time to time, and Bank of America, N.A., as Administrative Agent, incorporated herein by reference to Amendment 3 to the Company’s Registration Statement on Form S-1 filed with the SEC March 24, 2014.

10.8†	2013 IMS Health Annual Incentive Compensation Plan, incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on January 2, 2014.

Exhibit Number	Exhibit Description

10.9†

IMS Health Incorporated Employee Protection Plan, as amended and restated effective as of September 1, 2009, incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on January 2,  2014.

10.10†

First Amendment to the IMS Health Incorporated Employee Protection Plan, effective January 1, 2011, incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on January 2, 2014.

10.11†

Second Amendment to the IMS Health Incorporated Employee Protection Plan, effective January 1, 2012, incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 13, 2014.

10.12†

IMS Health Incorporated Defined Contribution Executive Retirement Plan, as amended and restated, incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on January 2, 2014.

10.13†

IMS Health Incorporated Retirement Excess Plan, as amended and restated effective as of January 1, 2005, incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on January 2,  2014.

10.14†

First Amendment to the IMS Health Incorporated Retirement Excess Plan, dated March 17, 2009, incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on January 2, 2014.

10.15†

Second Amendment to the IMS Health Incorporated Retirement Excess Plan, dated December 8, 2009, incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on January 2, 2014.

10.16†

Third Amendment to the IMS Health Incorporated Retirement Excess Plan, dated April 5, 2011, incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on January 2, 2014.

10.17†

IMS Health Incorporated Savings Equalization Plan, as amended and restated effective as of January 1, 2011, incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on January 2, 2014.

10.18†

Healthcare Technology Holdings, Inc. 2010 Equity Incentive Plan, as amended and restated, incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 13, 2014.

10.19†

Form of Time- and Performance-Based Stock Option Award Agreement under the 2010 Equity Incentive Plan, incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on January 2, 2014.

10.20†

Form of Time-Based Stock Option Award Agreement under the 2010 Equity Incentive Plan, incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on January 2, 2014.

10.21†

Form of Director Stock Option Award Agreement under the 2010 Equity Incentive Plan, incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on January 2, 2014.

10.22†

Form of Restricted Stock Unit Award Agreement under the 2010 Equity Incentive Plan, incorporated herein by reference to Amendment 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 10, 2014.

10.23†

Form of Director Restricted Stock Unit Award Agreement under the 2010 Equity Incentive Plan, incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on January 2, 2014.

10.24†

Form of Rollover Stock Appreciation Right Award Agreement under the 2010 Equity Incentive Plan, incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on January 2, 2014.

10.25†

Senior Management Nonstatutory Option Agreement between Healthcare Technology Holdings, Inc. and Ari Bousbib, dated December 1, 2010, incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 13, 2014.

10.26†

Senior Management Nonstatutory Option Agreement between Healthcare Technology Holdings, Inc. and Ari Bousbib, dated December 1, 2010, incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 13, 2014.

10.27†

Amended and Restated Employment Agreement among IMS Health Holdings, Inc., IMS Health Incorporated and Ari Bousbib, dated February 12, 2014, incorporated herein by reference to Amendment 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 10, 2014.

10.28†	Form of Director and Officer Indemnification Agreement, incorporated herein by reference to Amendment 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 10, 2014.

10.29†	2014 Incentive and Stock Award Plan, incorporated herein by reference to Amendment 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 10, 2014.

10.30†	Form of Stock Appreciation Rights Agreement under the 2014 Incentive and Stock Award Plan, incorporated herein by reference to Company’s Form 8-K filed with the SEC on February 10, 2015.

10.31†	Form of Performance Share Award Agreement under the 2014 Incentive and Stock Award Plan, incorporated herein by reference to Company’s Form 8-K filed with the SEC on February 10, 2015.

10.32†

Restricted Stock Unit Award Agreement between IMS Health Holdings, Inc. and Ari Bousbib dated February 12, 2014, incorporated herein by reference to Amendment 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 10, 2014.

10.33†*	Amendment No. 1, dated December 31, 2015, to Restricted Stock Unit Award Agreement between IMS Health Holdings, Inc. and Ari Bousbib dated February 12, 2014.

10.34†*	Stock Appreciation Rights Agreement between IMS Health Holdings, Inc. and Ari Bousbib, dated February 10, 2015.

Exhibit Number	Exhibit Description

10.35†*	Amendment No. 1, dated December 31, 2015, to Stock Appreciation Rights Agreement between IMS Health Holdings, Inc. and Ari Bousbib dated February 10, 2015.

10.36†*	Restricted Stock Award Agreement between IMS Health Holdings, Inc. and Ari Bousbib dated December 31, 2015.

21*	List of Subsidiaries.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Chief Executive Officer and President, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Position, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity and (v) Notes to Consolidated Financial Statements.

Notes to Exhibits List:

†Management contract or compensatory plan or arrangement.

*Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 19, 2016.

IMS HEALTH HOLDINGS, INC.

/s/ ARI BOUSBIB
Ari Bousbib
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ ARI BOUSBIB	Chairman and Chief Executive Officer; Director	February 19, 2016
Ari Bousbib	(Principal Executive Officer)

/S/ RONALD E. BRUEHLMAN	Senior Vice President and Chief Financial Officer	February 19, 2016
Ronald E. Bruehlman	(Principal Financial Officer)

/S/ HARSHAN BHANGDIA	Vice President, Controller	February 19, 2016
Harshan Bhangdia	(Principal Accounting Officer)

/S/ John G. Danhakl	Director	February 19, 2016
John G. Danhakl

/S/ James A. Fasano	Director	February 19, 2016
James A. Fasano

/S/ Karen L. Katen	Director	February 19, 2016
Karen L. Katen

/S/ SHARAD S. MANSUKANI, M.D.	Director	February 19, 2016
Sharad S. Mansukani, M.D.

/S/ RONALD A. RITTENMEYER	Director	February 19, 2016
Ronald A. Rittenmeyer

/S/ TODD B. SISITSKY	Director	February 19, 2016
Todd B. Sisitsky

/S/ BRYAN M. TAYLOR	Director	February 19, 2016
Bryan M. Taylor