Form 10-Q
period 2016-03-31
IMS Health Holdings, Inc.
filed 2016-05-06
CIK 1595262

‘

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	329,877,234 shares outstanding as of April 29, 2016

IMS HEALTH HOLDINGS, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IMS HEALTH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(unaudited)

	March 31,	December 31,
(in millions, except per share data)	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$378	$396
Accounts receivable, net	585	508
Other current assets	187	188
Total Current Assets	1,150	1,092
Property, plant and equipment, at cost	326	314
Less accumulated depreciation	(158)	(147)
Property, plant and equipment, net	168	167
Computer software, net	323	309
Goodwill	3,844	3,604
Other identifiable intangibles, net	2,282	2,178
Other assets	128	109
Total Assets	$7,895	$7,459

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$128	$163
Accrued and other current liabilities	562	611
Current portion of long-term debt	69	59
Deferred revenues	249	200
Total Current Liabilities	1,008	1,033
Postretirement and postemployment benefits	109	109
Long-term debt	4,468	4,136
Deferred tax liability	542	526
Other liabilities	90	83
Total Liabilities	6,217	5,887

Commitments and Contingencies (Note 11)

Stockholders’ Equity:
Common Stock, $0.01 par value, 700.0 shares authorized, 342.4 and 341.8 shares issued at March 31, 2016 and December 31, 2015, respectively	3	3
Capital in excess of par	2,039	2,038
Retained earnings	251	208
Treasury stock, at cost, 12.6 shares at March 31, 2016 and December 31, 2015, respectively	(328)	(327)
Accumulated other comprehensive loss	(287)	(350)
Total Stockholders’ Equity	1,678	1,572
Total Liabilities and Stockholders’ Equity	$7,895	$7,459

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

IMS HEALTH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended
	March 31,
(in millions, except per share data)	2016	2015
Revenue	$774	$632
Information	376	354
Technology services	398	278
Operating costs of information, exclusive of depreciation and amortization	160	157
Direct and incremental costs of technology services, exclusive of depreciation and amortization	222	138
Selling and administrative expenses, exclusive of depreciation and amortization	177	137
Depreciation and amortization	87	96
Severance, impairment and other charges	15	13
Operating Income	113	91
Interest income	1	—
Interest expense	(46)	(37)
Other income (loss), net	(5)	4
Non-Operating Loss, Net	(50)	(33)
Income before income taxes	63	58
(Provision for) benefit from income taxes	(20)	240
Net Income	$43	$298

Earnings per Share Attributable to Common Stockholders:
Basic	$0.13	$0.89
Diluted	$0.13	$0.86
Weighted-Average Common Shares Outstanding:
Basic	328.6	335.5
Diluted	335.6	345.3

Comprehensive Income:
Net Income	$43	$298
Cumulative translation adjustment (net of taxes of $20 and $(48), respectively)	$71	$(77)
Unrealized (losses) gains on derivatives (net of taxes of $4 and $(1), respectively)	(7)	1
Gains on derivative instruments, reclassified into earnings (net of taxes of $1 and $2, respectively)	(1)	(4)
Other Comprehensive Income (Loss)	$63	$(80)
Total Comprehensive Income	$106	$218

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

IMS HEALTH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31,
(in millions)	2016	2015
Cash Flows from Operating Activities:
Net Income	$43	$298
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Depreciation and amortization	87	96
Deferred income taxes	(4)	(262)
Non-cash stock-based compensation charges	7	6
Non-cash gains on derivative instruments	(9)	(1)
Non-cash amortization of debt original issue discount and issuance costs	3	2
Excess tax benefits from stock-based compensation	—	(11)
Other	(1)	8
Change in assets and liabilities, excluding effects from acquisitions and dispositions:
Net increase in current assets	(62)	(58)
Net decrease in current liabilities	(63)	(44)
Increase in pension assets (net of liabilities)	(4)	(6)
(Increase) decrease in other long-term assets (net of other long-term liabilities)	(12)	2
Net Cash (Used in) Provided by Operating Activities	(15)	30

Cash Flows from Investing Activities:
Capital expenditures	(13)	(9)
Additions to computer software	(26)	(23)
Payments for acquisitions of businesses, net of cash acquired	(252)	(26)
Other investing activities, net	1	(1)
Net Cash Used in Investing Activities	(290)	(59)

Cash Flows from Financing Activities:
Borrowings under revolving credit facility	172	97
Repayments of revolving credit facility	(158)	(106)
Proceeds from issuance of debt	300	296
Repayments of debt	(26)	(13)
Debt-related fees	—	(4)
Contingent consideration and deferred purchase price payments	—	(4)
Proceeds from equity plan activity	1	10
Payments for treasury stock	(3)	—
Excess tax benefits from stock-based compensation	—	11
Other financing activities	(6)	—
Net Cash Provided by Financing Activities	280	287

Effect of Exchange Rate Changes on Cash and Cash Equivalents	7	(9)
(Decrease) Increase in Cash and Cash Equivalents	(18)	249
Cash and Cash Equivalents, Beginning of Period	396	390
Cash and Cash Equivalents, End of Period	$378	$639

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

IMS HEALTH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in millions)	Shares Common Stock		Shares Treasury Stock	Common Stock	Treasury Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2015	341.8	(1)	(12.6)	$3	$(327)	$2,038	$208	$(350)	$1,572
Net income							43		43
Repurchases of common stock					(1)				(1)
Issuances of common stock and vesting of restricted stock	0.6					(6)			(6)
Stock-based compensation expense						7			7
Other comprehensive income (loss), net of tax								63	63
Balance, March 31, 2016	342.4		(12.6)	$3	$(328)	$2,039	$251	$(287)	$1,678

(in millions)	Shares Common Stock		Shares Treasury Stock	Common Stock	Treasury Stock	Capital in Excess of Par	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2014	335.6		(0.8)	$3	$(10)	$1,975	$(209)	$(217)	$1,542
Net income							298		298
Issuances of common stock	2.0					11			11
Stock-based compensation expense						6			6
Net tax benefit on stock-based compensation						11			11
Other comprehensive income (loss), net of tax								(80)	(80)
Balance, March 31, 2015	337.6		(0.8)	$3	$(10)	$2,003	$89	$(297)	$1,788

(1) Shares of common stock at December 31, 2015 were revised to include 0.9 million restricted shares granted on December 31, 2015.

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. The Condensed Consolidated Financial Statements do not include all the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for a fair statement of financial position, results of operations and comprehensive income (loss), cash flows and stockholders’ equity for the periods presented have been included. The results of operations for interim periods are not necessarily indicative of the results expected for the full year. The December 31, 2015 Condensed Consolidated Statement of Financial Position was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The Condensed Consolidated Financial Statements and related notes should be read in conjunction with the audited Consolidated Financial Statements and related notes of IMS Health Holdings, Inc. included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Certain prior year amounts have been reclassified to conform to the 2016 presentation. Amounts presented in the Condensed Consolidated Financial Statements may not add due to rounding.

Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued guidance which simplifies certain aspects of accounting for share-based payments to employees, including the requirement for companies to recognize the income tax effects of awards in the income statement when the awards vest or are settled. Additionally, companies can elect to estimate forfeitures or recognize when they occur. The guidance is effective for the Company’s interim and annual periods beginning January 1, 2017. Earlier adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In May 2014, the FASB issued revised guidance on the recognition of revenue from contracts with customers. The guidance provides that revenue should be recognized for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance also requires enhanced disclosures. In August 2015, the FASB delayed the effective date of the guidance. In March 2016, the FASB issued further guidance on assessing whether an entity is a principal or an agent in a revenue transaction, which impacts whether an entity reports revenue on a gross or net basis. These revenue standards are effective for the Company’s interim and annual periods beginning January 1, 2018. Earlier adoption is permitted. The Company is currently evaluating the impact of these standards on its consolidated financial statements, as well as the method of transition it will use in adopting the new standards.

In February 2016, the FASB issued updated guidance on leases. The guidance requires a lessee to recognize a right-of-use asset and a lease liability on the statement of financial position for all leases with terms more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. The guidance is effective for the Company’s interim and annual periods beginning January 1, 2019. Early adoption is permitted. The new standard must be adopted using a modified retrospective

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

transition approach, which requires application of the new guidance at the beginning of the earliest comparative period presented. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

In May 2015, the FASB updated the accounting standards related to fair value measurement for investments that are measured at net asset value. The update eliminates the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share as a practical expedient. Adoption of this guidance on January 1, 2016 only impacts disclosures related to certain assets held by its pension plans and did not impact the Company’s consolidated financial results.

In April 2015, the FASB issued guidance to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. Under the new guidance, if a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. Adoption of this guidance on January 1, 2016, which is applied prospectively, did not have a material impact on our consolidated financial statements.

Note 2. Acquisitions

The Company makes acquisitions to enhance its capabilities and offerings in certain areas, including technology services.

The Company completed four unrelated individually immaterial acquisitions during the first quarter of 2016. These acquisitions expanded the Company’s existing capabilities in technology services offerings, and to a lesser degree, information offerings. The purchase price allocations for these acquisitions will be finalized after the completion of the valuation of certain intangible assets and any adjustments to the preliminary purchase price allocation are not expected to have a material impact on the Company’s results of operations. The Condensed Consolidated Financial Statements include the results of the acquisitions subsequent to closing. As these acquisitions were immaterial to the Company’s operating results both individually and in the aggregate, pro forma results of operations are not provided. The following table provides certain financial information for these acquisitions, including the preliminary allocation of the aggregate purchase price to certain tangible and intangible assets acquired and goodwill.

	Amortization	March 31,
(in millions)	Period	2016
Total cost of acquisitions, net of cash acquired		$255
Acquisition-related costs		3

Amounts recorded in the Condensed Consolidated Statements of Financial Position:
Goodwill		$177
Portion of goodwill deductible for tax purposes		—
Computer software	5-10 years	18
Intangible assets:
Client relationships	10 years	$67
Databases	5 years	28
Trade names	10 years	4
Total intangible assets		$99

Goodwill is attributable to the value of the synergies between the acquired companies and IMS Health.

Cegedim Acquisition

In April 2015, the Company completed the acquisition of certain customer relationship management (“CRM”) and strategic data businesses of Cegedim, SA (“Cegedim” and the “Cegedim acquisition”). Cegedim is a global technology and services company specializing in healthcare whose offerings help pharmaceutical companies manage their sales and marketing operations.

The following pro forma information presents the financial results as if the acquisition of Cegedim had occurred on January 1, 2014, with pro forma adjustments to give effect to an increase in Selling and administrative expenses in 2014 for acquisition-related costs, additional depreciation and amortization for fair value adjustments of property, plant and equipment and intangible assets, an increase in interest expense from acquisition financing, and related tax effects. The pro forma results do not include any anticipated

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

cost synergies, costs or other effects of the planned integration of Cegedim. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred for the period presented below had the Cegedim acquisition been completed on January 1, 2014, nor are they indicative of the future operating results of the Company.

Three Months Ended March 31, 2015
(in millions)
Revenues	$750
Net income	300
Basic earnings per share	0.89
Diluted earnings per share	0.87

The Company has integrated Cegedim’s operations, and as such, computing a separate measure of Cegedim’s stand-alone revenue and profitability for the first quarter of 2016 is impracticable.

Contingent Consideration

Under the terms of certain acquisition-related purchase agreements, the Company may be required to pay additional amounts as contingent consideration based on the achievement of certain financial performance related metrics, ranging from $0 to $48 million through 2018. The Company’s contingent consideration recorded on the balance sheet was approximately $29 million and $28 million at March 31, 2016 and December 31, 2015, respectively. The fair value measurement of this contingent consideration is classified within Level 3 of the fair value hierarchy (see Note 5) and reflects the Company’s own assumptions in measuring fair values using the income approach. In developing these estimates, the Company considered certain performance projections, historical results, and industry trends. Changes in the fair value estimates are included in Selling and administrative expenses.

Note 3. Goodwill

The following table sets forth changes in the Company’s goodwill for the three months ended March 31, 2016.

(in millions)	Goodwill
Balance at December 31, 2015	$3,604
Goodwill assigned in purchase price allocations (see Note 2)	177
Foreign currency translation adjustments and other	63
Balance at March 31, 2016	$3,844

Note 4. Severance, Impairment and Other Charges

As a result of ongoing cost reduction efforts, the Company recorded severance charges consisting of global workforce reductions to streamline its organization. The following table sets forth the activity in the Company’s severance-related reserves for the three months ended March 31, 2016:

(in millions)	2016 Plan(1)	2015 Plan(2)
Balance, December 31, 2015	$—	$51
Charges	15	—
Cash payments	(1)	(17)
Balance, March 31, 2016	$14	$34
(1)

In the first quarter of 2016, the Company implemented a restructuring plan (the “2016 Plan”) and recorded a pre-tax severance charge of $15 million. The Company expects that cash outlays related to the 2016 Plan will be substantially complete by the end of 2018.

(2)

In the first quarter of 2015, the Company implemented a restructuring plan (the “2015 Plan”) and recorded a pre-tax severance charge of $12 million. An additional $64 million was recorded over the remainder of 2015. The Company expects that cash outlays related to the 2015 Plan will be substantially complete by the end of 2017.

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

The following table details the components of foreign exchange gain (loss) included in Other income (loss), net on the Condensed Consolidated Statements of Comprehensive Income (Loss):

	Three Months Ended March 31,
(in millions)	2016	2015
Revaluation of other non-functional currency assets and liabilities(1)	$(7)	$—
Effect of derivatives	3	4
Total foreign exchange gain (loss)	$(4)	$4
(1)	The three months ended March 31, 2016 and 2015 included charges of $1 million and $7 million, respectively, related to the remeasurement of the Company’s Venezuelan Bolívar account balances.

Net Investment Risk Management

The Company designates its foreign currency denominated debt as a hedge of its net investment in foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in the Euro exchange rate with respect to the U.S. Dollar. As of March 31, 2016, these borrowings (net of original issue discount) were €1,123 million ($1,279 million). The effective portion of foreign exchange gains or losses on the remeasurement of the debt is recognized in the cumulative translation adjustment component of AOCI with the related offset in long-term debt. Those amounts would be reclassified from AOCI to earnings upon the sale or substantial liquidation of these net investments. The amount of foreign exchange (losses) gains related to the net investment hedge included in cumulative translation adjustment for the three months ended March 31, 2016 and 2015 were $(52) million and $122 million, respectively.

Interest Rate Risk Management

The Company purchases interest rate caps and has entered into interest rate swap agreements for purposes of managing its risk in interest rate fluctuations.

In 2014, the Company purchased U.S. Dollar denominated interest rate caps (“2014 Caps”) at strike rates ranging between 2% and 3%. These caps are effective at various times through April 2016, and expire at various times between April 2017 and April 2019. The 2014 Caps are designated as cash flow hedges.

The Company also entered into U.S. Dollar and Euro denominated interest rate swap agreements in 2014 (“2014 Swaps”) to hedge interest rate exposure on its borrowings. The 2014 swaps expire at various times from March 2017 through March 2021. On these agreements, the Company pays a fixed rate ranging from 1.4% to 2.1% and receives a variable rate of interest equal to the greater of three-month U.S. Dollar London Interbank Offered Rate (“LIBOR”) or three-month Euro Interbank Offered Rate

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

(“EURIBOR”), and 1%. The 2014 Swaps are designated as cash flow hedges. The Company also entered into interest rate swap agreements in 2010 (“2010 Swaps”) to hedge interest rate exposure on its borrowings. The 2010 Swaps expired at various times through January 2016. On these agreements, the Company paid a fixed rate ranging from 3% to 3.3% and received a variable rate of interest equal to the three-month LIBOR. The 2010 Swaps were not designated as cash flow hedges.

The fair values of derivative instruments in the Condensed Consolidated Statements of Financial Position are as follows:

		March 31, 2016			December 31, 2015
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
(in millions)	Balance Sheet Caption	Asset	Liability		Asset	Liability
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	Accounts receivable/ Accounts payable	$1	$8	$180	$4	$2	$178
Interest rate caps	Non-Current Assets	1	—	1,000	4	—	1,000
Interest rate swaps	See below(1)	—	13	530	—	10	517
Derivatives not Designated as Hedging Instruments:
Foreign exchange contracts	Accounts receivable/ Accounts payable	3	—	150	3	—	148
Interest rate swaps	See below(1)	—	—	—	—	1	100
Total Derivatives		$5	$21		$11	$13

(1)

$13 million included in Other liabilities at March 31, 2016 and $1 million included in Accrued and other current liabilities and $10 million included in Other liabilities at December 31, 2015 in the Condensed Consolidated Statements of Financial Position.

For derivatives designated as hedges, the Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in fair values or cash flows of hedged items. If it is determined that a derivative ceases to be highly effective as a hedge, the Company will discontinue hedge accounting with respect to that derivative prospectively. When it is probable that a hedged forecasted transaction will not occur, the Company discontinues hedge accounting for the affected portion of the forecasted transaction, and reclassifies gains or losses that were accumulated in AOCI to earnings in Other income (loss), net for foreign exchange derivatives and interest expense for interest rate derivatives on the Condensed Consolidated Statements of Comprehensive Income (Loss). Cash flows are classified consistent with the underlying hedged item.

The effects of derivative instruments in cash flow hedging relationships on the Condensed Consolidated Statements of Comprehensive Income (Loss) are as follows:

(in millions)	Effect of Derivatives on Financial Performance
	Amount of Income/(Loss) Recognized in AOCI		Location of Income/(Loss) Reclassified from AOCI into Earnings	Amount of Income/(Loss) Reclassified from AOCI into Earnings
Three Months Ended March 31,	2016	2015		2016	2015
Foreign exchange contracts	$(8)	$7	Other income (loss), net	$2	$6
Interest rate derivatives	(4)	(4)	Interest expense	—	—

The pre-tax gain (loss) recognized in other income (loss), net for foreign exchange contracts not designated as hedging instruments was $1 million and $(2) million for the first quarter of 2016 and 2015, respectively.

Changes in the fair value of derivatives that are designated as cash flow hedges are recorded in AOCI to the extent effective and reclassified into earnings in the same period or periods during which the transaction hedged by that derivative also affects earnings. The Company expects $15 million of pre-tax unrealized losses related to its foreign exchange contracts and interest rate derivatives included in AOCI at March 31, 2016 to be reclassified into earnings within the next twelve months.

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

The carrying values of cash, cash equivalents, restricted cash, accounts receivable and accounts payable approximated their fair values at March 31, 2016 and December 31, 2015 due to the short-term nature of these instruments. At March 31, 2016 and December 31, 2015, the fair value of total debt approximated $4,613 million and $4,229 million, respectively, as determined under Level 2 measurements based on quoted prices for these financial instruments.

Recurring Measurements

The following tables summarize assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Basis of Fair Value Measurements
	March 31, 2016
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Derivatives	$—	$5	—	$5
Total	$—	$5	$—	$5
Liabilities
Contingent consideration	$—	$—	$29	$29
Derivatives	—	21	—	21
Total	$—	$21	$29	$50

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Derivatives	$—	$11	$—	$11
Total	$—	$11	$—	$11
Liabilities
Contingent consideration	$—	$—	$28	$28
Derivatives	—	13	—	13
Total	$—	$13	$28	$41

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

(in millions)	Contingent Consideration Liabilities
Balance at December 31, 2015	$28
New acquisitions	2
Changes in fair value estimates and foreign currency translation adjustments	(1)
Balance at March 31, 2016	$29

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

Note 6. Debt

The following table summarizes the Company’s debt at the dates indicated:

	March 31,	December 31,
(in millions)	2016	2015
Senior Secured Credit Facilities:
Senior Secured Term A Loan due 2019—USD LIBOR at average floating rates of 2.88%	$766	$484
Senior Secured Term A Loan due 2019—EUR LIBOR at average floating rates of 2.25%	139	135
Senior Secured Term B Loan due 2021—USD LIBOR at average floating rates of 3.50%	1,713	1,717
Senior Secured Term B Loan due 2021—EUR LIBOR at average floating rates of 3.75%	833	802
Revolving Credit Facility due 2019:
U.S. Dollar denominated borrowings—USD LIBOR at average floating rates of 2.80%	342	328
4.125% Senior Notes due 2023 - Euro denominated	313	300
6.00% Senior Notes due 2020 - U.S. Dollar denominated	500	500
Principal Amount of Debt	4,606	4,266
Less: Debt Issuance Costs and Unamortized Discounts	(69)	(71)
Total Debt	$4,537	$4,195

Scheduled principal payments due on the Company’s debt as of March 31, 2016 for the remainder of 2016 and thereafter were as follows:

	Year
(in millions)	2016	2017	2018	2019	2020	Thereafter	Total
Debt	$50	$95	$120	$1,080	$526	$2,735	$4,606

Senior Secured Credit Facilities

In January 2016, IMS Health Incorporated (“IMS Health”), an indirect wholly owned subsidiary of the Company, entered into an amendment (the “2016 Amendment”) to the Third Amended and Restated Credit and Guaranty Agreement, dated as of March 17, 2014, among IMS Health, IMS AG and IMS Japan K.K., as co-borrowers, Healthcare Technology Intermediate Holdings, Inc., Bank of America, N.A. and the other lenders party thereto. The 2016 Amendment increased outstanding commitments under the Company’s existing Term A loans by $300 million. The proceeds from the additional Term A loans were used for general corporate purposes, including funding acquisitions and repaying existing loans under IMS Health’s senior secured revolving credit facility. As a result of the 2016 Amendment, the Company incurred $2 million of fees; of which $1 million was recorded in Other income (loss), net during the first quarter of 2016 and $1 million will be amortized to interest expense.

At March 31, 2016, the Company had an aggregate $500 million revolving credit facility, of which $158 million was unused.

Note 7. Pension and Postretirement Benefits

The following table summarizes the components of net periodic benefit cost for the Company’s pension benefits.

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	Three Months Ended March 31,
(in millions)	2016	2015	2016	2015
Service cost	$3	$3	$2	$2
Interest cost	3	3	2	2
Expected return on plan assets	(6)	(6)	(3)	(3)
Net periodic benefit cost	$—	$—	$1	$1

The Company’s net periodic benefit credit for its postretirement benefits was less than $1 million for the three months ended March 31, 2016 and 2015, respectively. During the three months ended March 31, 2016, the Company contributed approximately $6 million to its pension and postretirement benefit plans and expects to contribute an additional $5 million for the remainder of 2016.

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

Note 8. Stockholders’ Equity

Share Repurchase

On December 16, 2015, the Company’s board of directors approved a $250 million common stock repurchase authorization. Through December 31, 2015, the Company had purchased 670 thousand shares of its common stock having an aggregate value of approximately $17 million at an average price of $25.70 per share. There were no share repurchases in the first quarter of 2016 under this authorization; however, the Company paid $3 million in the first quarter of 2016 for the settlement of certain repurchases that occurred in the fourth quarter of 2015. The share repurchase was funded through a combination of cash and borrowings under the Company’s revolving credit facility. The repurchase authorization does not have a specified expiration date but can be modified, suspended or discontinued at any time.

Note 9. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the components of AOCI, net of tax, for the periods indicated:

(in millions)	Cumulative Translation Adjustment	Unrealized Gains (Losses) on Derivative Instruments	Unamortized Pension and Other Benefits Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2015	$(287)	$(15)	$(48)	$(350)
Other comprehensive income (loss) before reclassifications	71	(7)	—	64
Amounts reclassified into earnings	—	(1)	—	(1)
Other comprehensive income (loss)	71	(8)	—	63
Balance, March 31, 2016	$(216)	$(23)	$(48)	$(287)

(in millions)	Cumulative Translation Adjustment	Unrealized Gains (Losses) on Derivative Instruments	Unamortized Pension and Other Benefits Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2014	$(169)	$(1)	$(47)	$(217)
Other comprehensive income (loss) before reclassifications	(77)	1	—	(76)
Amounts reclassified into earnings	—	(4)	—	(4)
Other comprehensive income (loss)	(77)	(3)	—	(80)
Balance, March 31, 2015	$(246)	$(4)	$(47)	$(297)

Note 10. Income Taxes

The Company operates in more than 100 countries around the world and its earnings are taxed at the applicable income tax rate in each of these countries. As required, the Company computes interim taxes based on an estimated annual effective tax rate.

The Company recorded a provision for income taxes of $20 million for the three months ended March 31, 2016. The tax expense was favorably impacted as a result of profits generated in non-U.S. tax jurisdictions with lower tax rates than the U.S. statutory tax rate.

The Company recorded a benefit for income taxes of $240 million for the three months ended March 31, 2015, primarily due to the Company changing its assertion related to unremitted earnings of its non-U.S. subsidiaries. Historically, the Company provided deferred taxes with respect to all of the unremitted earnings of its non-U.S. subsidiaries. As of the beginning of 2015, the Company began asserting, with certain exceptions, that the unremitted earnings of its non-U.S. subsidiaries will be indefinitely reinvested. As a result of this change in assertion, the Company reversed a previously established deferred tax liability of $256 million as a discrete benefit to the quarter.

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

IMS Government Solutions discovered potential noncompliance with various contract clauses and requirements under its General Services Administration Contract (the “GSA Contract”) which was awarded in 2002 to its predecessor company, Synchronous Knowledge Inc. (Synchronous Knowledge Inc. was acquired by IMS Health in May 2005). The potential noncompliance arose from three primary areas: first, at the direction of the government, work performed under one task order was invoiced under another task order without the appropriate modifications to the orders being made; second, personnel who did not meet strict compliance with the labor categories component of the qualification requirements of the GSA Contract were assigned to contracts; and third, certain discounts that were given to commercial customers were not also offered to the government, in alleged violation of the GSA Contract’s Price Reductions Clause. Upon discovery of the potential noncompliance, the Company began remediation efforts, promptly disclosed the potential noncompliance to the U.S. government, and was accepted into the Department of Defense Voluntary Disclosure Program. The Company filed its Voluntary Disclosure Program Report (“Disclosure Report”) on August 29, 2008. Based on the Company’s findings as disclosed in the Disclosure Report, the Company recorded a reserve of approximately $4 million for this matter in 2008. During 2010, the Company recorded an additional reserve of approximately $2 million as a result of its ongoing investigation relating to this matter. In September 2014, the General Services Administration offered to settle the third matter described above (i.e., the Price Reductions Clause aspect of the Disclosure Report) for $1.5 million, in-line with the amount the Company had recorded for this area of potential noncompliance. On April 23, 2015, the Company and the government executed the settlement agreement and made the $1.5 million payment. The Company is currently unable to determine the outcome of the remaining matters pending the resolution of the Voluntary Disclosure Program process and its ultimate liability arising from these matters could exceed its current reserves.

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

Note 12. Operations by Business Segment

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

Geographic Financial Information:

The following represents selected geographic information for the regions in which the Company operates.

(in millions)	Americas(1)	EMEA(2)	Asia Pacific(3)	Corporate & Other	Total
Three Months Ended March 31,
2016
Revenue(4)	$353	$307	$114	$—	$774
Operating income (loss)(5)	45	66	35	(33)	113

2015
Revenue(4)	$294	$231	$107	$—	$632
Operating income (loss)(5)	67	58	39	(73)	91

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

(1)	Americas includes the United States, Canada and Latin America. Revenue in the United States was $305 million and $245 million for the first quarters of 2016 and 2015, respectively.
(2)	EMEA includes countries in Europe, the Middle East and Africa, and the countries of India, Sri Lanka and Bangladesh.
(3)

Asia Pacific includes Japan, Australia and other countries in the Asia Pacific region, excluding India, Sri Lanka and Bangladesh. Revenue in Japan was $64 million for both the first quarters of 2016 and 2015.

(4)

Revenue relates to external clients and is primarily based on the location of the client. Revenue for the geographic regions includes the impact of foreign exchange in converting results into U.S. Dollars.

(5)

Operating income (loss) for the three geographic regions does not reflect the allocation of certain expenses that are maintained in Corporate and Other and as such, is not a true measure of the respective regions’ profitability. The Operating income (loss) amounts for the geographic regions include the impact of foreign exchange in converting results into U.S. dollars. The following presents the depreciation and amortization expense for certain intangible assets recorded in connection with a merger transaction completed in 2010 by region that are included in Corporate and Other:

(in millions)	Americas	EMEA	Asia Pacific
Three Months Ended March 31,
2016	18	4	6
2015	27	14	8

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

The following table presents the composition of basic and diluted weighted average shares outstanding:

	Three Months Ended March 31,
(Shares in millions)	2016	2015
Basic weighted-average common shares outstanding	328.6	335.5
Effect of dilutive stock-based awards	7.0	9.8
Diluted weighted-average common shares outstanding	335.6	345.3

Shares excluded from computation of diluted earnings per share:
Weighted average potential common shares excluded from computation due to anti-dilutive effect	3.7	—

Note 14. Subsequent Events

On May 3, 2016, the Company and Quintiles Transnational Holdings Inc. (“Quintiles”) entered into a definitive merger agreement, pursuant to which the companies will be combined. The merged company will be renamed Quintiles IMS Holdings, Inc. Under the terms of the merger agreement, the Company’s shareholders will receive 0.3840 shares of Quintiles common stock for each share of IMS common stock. Upon completion of the merger, the Company’s shareholders will own approximately 51.4 percent of the shares of the combined company on a fully diluted basis and Quintiles shareholders will own approximately 48.6 percent of the combined company on a fully diluted basis. The transaction is subject to customary closing conditions, including regulatory approvals and approval by both IMS and Quintiles shareholders, and is expected to close in the second half of 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements (unaudited) and related notes and with the audited Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015. This discussion and analysis includes forward-looking statements that involve risks and uncertainties. You should read the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” sections of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. The terms “Company,” “IMS,” “we,” “our” or “us,” as used herein, refer to IMS Health Holdings, Inc. and its consolidated subsidiaries unless otherwise stated or indicated by context. Amounts presented may not add due to rounding.

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

Proposed Merger

On May 3, 2016, IMS and Quintiles Transnational Holdings Inc. (“Quintiles”) entered into a definitive merger agreement, pursuant to which the companies will be combined. The merged company will be renamed Quintiles IMS Holdings, Inc. Under the terms of the merger agreement, our shareholders will receive 0.3840 shares of Quintiles common stock for each share of IMS common stock. Upon completion of the merger, our shareholders will own approximately 51.4 percent of the shares of the combined company on a fully diluted basis and Quintiles shareholders will own approximately 48.6 percent of the combined company on a fully diluted basis. The transaction is subject to customary closing conditions, including regulatory approvals and approval by both our and Quintiles shareholders, and is expected to close in the second half of 2016.

Acquisitions

We make acquisitions to enhance our capabilities and offerings in certain areas, including technology services.

During the three months ended March 31, 2016, we completed four unrelated individually immaterial acquisitions. The total cost of these acquisitions, net of cash acquired, was approximately $255 million. The purchase price allocations for these acquisitions will be finalized after the completion of the valuation of certain intangible assets and any adjustments to the preliminary purchase price allocations are not expected to have a material impact on our results of operations. The results of operations of the acquired businesses have been included in our consolidated results of operations since the date of their acquisition and were not significant to our condensed consolidated results of operations.

On April 1, 2015, we completed the acquisition of certain customer relationship management and strategic data businesses of Cegedim, SA (“Cegedim” and the “Cegedim acquisition”) for a total purchase price of approximately $445 million.

See Note 2 to our Condensed Consolidated Financial Statements for additional information with respect to these acquisitions.

Results excluding the Effects of Foreign Currency Translation and Certain Charges

We report results in U.S. Dollars, but we do business on a global basis. Exchange rate fluctuations affect the U.S. Dollar value of foreign currency revenue and expenses and may have a significant effect on our results. The discussion of our financial results in this report includes comparisons with the prior year in constant currency terms, using consistent exchange rates. We believe this information facilitates comparison of the underlying results over time. During the first three months of 2016, the U.S. Dollar was generally stronger against the other currencies in which we transact business as compared to the first three months of 2015. The revenue growth at actual currency rates was lower than the growth at constant currency exchange rates during the first three months. See “—How Exchange Rates Affect our Results” and “—Quantitative and Qualitative Disclosures about Market Risk” below for a more complete discussion regarding the impact of foreign currency translation on our business.

We also discuss below our revenue, operating income, operating costs of information, direct and incremental costs of technology services, selling and administrative expenses and operating margins excluding stock-based compensation related charges, acquisition-related charges, restructuring and related charges and purchase accounting adjustments as a supplement to our results presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). We believe providing these non-GAAP measures is useful as it facilitates comparisons across the periods presented and more clearly indicates trends. Management uses these non-GAAP measures in its global decision making, including developing budgets and managing expenditures.

Results of Operations

Summary of Results

	Three Months Ended
	March 31,
(in millions)	2016	2015
Revenue	$774	$632
Information	376	354
Technology services	398	278
Operating costs of information, exclusive of depreciation and amortization	160	157
Direct and incremental costs of technology services, exclusive of depreciation and amortization	222	138
Selling and administrative expenses, exclusive of depreciation and amortization	177	137
Depreciation and amortization	87	96
Severance, impairment and other charges	15	13
Operating Income	113	91
Interest income	1	—
Interest expense	(46)	(37)
Other income (loss), net	(5)	4
Non-Operating Loss, Net	(50)	(33)
Income before income taxes	63	58
(Provision for) benefit from income taxes	(20)	240
Net Income	$43	$298

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

	Three Months Ended
	March 31,
(in millions)	2016	2015
Net Income	$43	$298
Provision for (benefit from) income taxes	20	(240)
Other (income) loss, net	5	(4)
Interest expense	46	37
Interest income	(1)	—
Depreciation and amortization	87	96
Deferred revenue purchase accounting adjustments	1	1
Stock-based compensation related charges(1)	7	6
Restructuring and related charges(2)	16	14
Acquisition-related charges(3)	12	8
Adjusted EBITDA	$236	$216
(1)	Stock-based compensation related charges are included in Operating costs of information, Direct and incremental costs of technology services and Selling and administrative expenses as follows:

	Three Months Ended
	March 31,
(in millions)	2016	2015
Operating costs of information, exclusive of depreciation and amortization	$1	$1
Direct and incremental costs of technology services, exclusive of depreciation and amortization	1	—
Selling and administrative expenses, exclusive of depreciation and amortization	5	5
(2)

Restructuring and related charges includes severance and impairment charges and the cost of employee and third-party charges related to dual running costs for knowledge transfer activities. Dual running costs for knowledge transfer activities of less than $1 million for both the three months ended March 31, 2016 and 2015, respectively, are included primarily in Operating costs of information and Selling and administrative expenses.

(3)	Acquisition-related charges are included primarily in Selling and administrative expenses.

Revenue

Total revenue increased 22.5% to $774 million for the three months ended March 31, 2016 compared to $632 million in the same quarter in the prior year, and grew 25.2% on a constant currency basis, as the U.S. Dollar strengthened against most other currencies in which we transact business. Revenue from our information offerings increased 6.0% in the first quarter of 2016 and grew 9.0% on a constant currency basis over the same period. Revenue from our technology services offerings increased 43.6% in the first quarter of 2016 and grew 45.8% on a constant currency basis over the same period in the prior year. The constant currency increase in information offerings revenue primarily resulted from the Cegedim acquisition. The constant currency increase in technology services revenue primarily resulted from the Cegedim acquisition; the acquisition of AlphaImpactRx, a U.S.-based provider of primary market research solutions acquired in January 2016; and growth in technology solutions and work flow analytics offerings, led by the United States and EMEA (Europe, the Middle East, Africa, India, Sri Lanka and Bangladesh).

Operating Costs of Information, exclusive of Depreciation and Amortization

Operating costs of information offerings increased $3 million, or 2.5%, in the three months ended March 31, 2016 compared to the same quarter in the prior year. Excluding the favorable effect of foreign currency translation of $5 million, as well as stock-based compensation related charges, restructuring and related charges and acquisition-related charges, operating costs of information increased 5.2% in the first quarter of 2016 compared to the first quarter of 2015. The constant currency increase in operating costs of information was primarily due to an increase in compensation costs of approximately $7 million, largely due to the Cegedim acquisition, and data costs as we continue to invest in new data sources.

Direct and Incremental Costs of Technology Services, exclusive of Depreciation and Amortization

Direct and incremental costs of technology services offerings grew $84 million, or 61.5%, in the three months ended March 31, 2016 compared to the same quarter in the prior year. Excluding the favorable effect of foreign currency translation of $5 million, as well as stock-based compensation related charges, restructuring and related charges and acquisition-related charges, direct and incremental costs of technology services grew 65.9% in the first quarter of 2016 compared to the first quarter of 2015. The constant currency increase in direct and incremental costs of technology services was driven primarily by increased compensation costs of $45 million, largely due to the Cegedim acquisition and to support the growth in our technology services offerings. Additionally, increases in professional fees of approximately $16 million, data costs directly related to technology services and infrastructure expense of $5 million, all in part due to the Cegedim acquisition, contributed to the growth as compared to the first quarter of 2015.

Selling and Administrative Expenses, exclusive of Depreciation and Amortization

Selling and administrative expenses increased $40 million, or 27.9%, in the three months ended March 31, 2016 compared to the same quarter in the prior year. Excluding the favorable effect of foreign currency translation of $6 million, as well as stock-based compensation related charges, restructuring and related charges and acquisition-related charges, selling and administrative expenses grew 33.5% in the first quarter of 2016 compared to first quarter of 2015. Selling and administrative expenses in constant currency reflected higher compensation expense of approximately $38 million and occupancy expense of approximately $8 million compared to the first quarter of 2015, both of which were largely due to the Cegedim acquisition. These increases were partially offset by lower professional fees of approximately $3 million.

Depreciation and Amortization

Depreciation and amortization expense decreased $9 million, or 9.3%, in the three months ended March 31, 2016 compared to the same quarter in the prior year. The decrease was primarily due to certain intangible assets recorded in connection with a merger transaction completed in 2010 that became fully amortized during the first quarter of 2015, partially offset by additional depreciation and amortization expense related to the acquisitions occurring over the last twelve months, including Cegedim.

Severance, Impairment and Other Charges

Severance, impairment and other charges for the three months ended March 31, 2016 and 2015 were primarily comprised of severance. See Severance, Impairment and Other Charges below for further information.

Operating Income (Loss)

Operating income was $113 million in the three months ended March 31, 2016, an increase of $22 million compared to the same quarter in the prior year. Operating income for the first quarter of 2016 increased $21 million in constant currency terms compared to the first quarter of 2015. Absent the impact of stock-based compensation related charges, acquisition-related charges, restructuring and related charges and purchase accounting adjustments, operating income increased 8.9% at reported foreign currency rates and increased 9.0% on a constant currency basis for the first quarter of 2016. The increase in operating income on a constant currency basis was a result of higher revenues and lower depreciation and amortization expense, partially offset by increases in operating expenses to support the revenue growth.

Trends in Operating Margins

Operating margins increased to 14.6% for the three months ended March 31, 2016 from 14.4% for the three months ended March 31, 2015. Margins in both periods were negatively impacted by the effects of foreign currency translation, stock-based compensation related charges, acquisition-related charges, restructuring and related charges and purchase accounting adjustments. Excluding the effects of foreign currency translation and these charges, operating margins were 23.2% and 26.7% in the first quarter of 2016 and 2015, respectively. The period over period decrease in operating margin was primarily due to the lower profitability of the acquired Cegedim and AlphaImpactRx businesses and the mix of products sold.

Non-Operating Loss, net

Non-operating loss, net was $50 million in the three months ended March 31, 2016, an increase of $17 million compared to the same quarter in the prior year. Interest expense, net of interest income, was $8 million higher than in the first quarter of 2015 primarily due to the issuance of €275 million senior notes on March 30, 2015 in anticipation of the Cegedim acquisition and $500 million increased commitment under our existing Term A loans since the first quarter of 2015. The hedge of non-U.S. Dollar anticipated royalties resulted in a $2 million gain in the first quarter of 2016 compared to a $6 million gain in the prior year quarter. Additionally, the impact of all other foreign exchange, including the revaluation and settlement of non-functional currency assets and liabilities, hedging costs and foreign exchange contracts not designated as hedging instruments, was a $5 million loss in the first quarter of 2016, compared to a $4 million gain in the comparable prior year quarter. Offsetting these increases in non-operating loss was $6 million of lower charges related to the remeasurement of our Venezuelan Bolívar account balances.

Taxes

We operate in more than 100 countries around the world and our earnings are taxed at the applicable income tax rate in each of these countries. As required, we compute interim taxes based on an estimated annual effective tax rate.

We recorded a provision for income taxes of $20 million for the three months ended March 31, 2016, which resulted in an effective tax rate of 31.7%. The effective tax rate expense for the three months ended March 31, 2016 was favorably impacted as a result of profits generated in non-U.S. tax jurisdictions with lower tax rates than the U.S. statutory tax rate.

We recorded a benefit for income taxes of $240 million for the three months ended March 31, 2015, primarily due to changing our assertion related to unremitted earnings of its non-U.S. subsidiaries. Historically we provided deferred taxes with respect to all of the unremitted earnings of our non-U.S. subsidiaries. As of the beginning of 2015, we began asserting, with certain exceptions, that the unremitted earnings of our non-U.S. subsidiaries are indefinitely reinvested. As a result of this change in assertion, we reversed a previously established deferred tax liability of $256 million as a discrete benefit to the quarter. If the $256 million discrete benefit related to the change in assertion was not recorded in the first quarter of 2015, the effective tax rate would have been 28.3% for the quarter. This effective tax rate was favorably impacted as a result of profits generated in non-U.S. tax jurisdictions with lower tax rates than the U.S. statutory tax rate.

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

The following represents selected geographic information for the regions in which we operate.

(in millions)	Americas(1)	EMEA(2)	Asia Pacific(3)	Corporate & Other	Total
Three Months Ended March 31,
2016
Revenue(4)	$353	$307	$114	$—	$774
Operating income (loss)(5)	45	66	35	(33)	113

2015
Revenue(4)	$294	$231	$107	$—	$632
Operating income (loss)(5)	67	58	39	(73)	91

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

(1)	Americas includes the United States, Canada and Latin America. Revenue in the United States was $305 million and $245 million for the first quarters of 2016 and 2015, respectively.
(2)	EMEA includes countries in Europe, the Middle East and Africa, and the countries of India, Sri Lanka and Bangladesh.
(3)

Asia Pacific includes Japan, Australia and other countries in the Asia Pacific region, excluding India, Sri Lanka and Bangladesh. Revenue in Japan was $64 million for both the first quarters of 2016 and 2015.

(4)

Revenue relates to external clients and is primarily based on the location of the client. Revenue for the geographic regions includes the impact of foreign exchange in converting results into U.S. Dollars.

(5)

Operating income (loss) for the three geographic regions does not reflect the allocation of certain expenses that are maintained in Corporate and Other and as such, is not a true measure of the respective regions’ profitability. The Operating income (loss) amounts for the geographic regions include the impact of foreign exchange in converting results into U.S. dollars. The following presents the depreciation and amortization expense for certain intangible assets recorded in connection with a merger transaction completed in 2010 by region that are included in Corporate and Other:

(in millions)	Americas	EMEA	Asia Pacific
Three Months Ended March 31,
2016	18	4	6
2015	27	14	8

Americas Region

Revenue in the Americas region grew 20.1% in the three months ended March 31, 2016 compared to the same quarter in the prior year. On a constant currency basis, revenue grew 22.6% in the first quarter of 2016 compared to the first quarter of 2015. The increase in revenues was partially due to the Cegedim and AlphaImpactRx acquisitions and, on a constant currency basis, by growth in both work flow analytics and technology solutions offerings within technology services in the United States.

Operating income in the Americas region decreased 33.0% in the three months ended March 31, 2016 compared to the same quarter in the prior year. On a constant currency basis, operating income decreased 31.3% in the first quarter of 2016 compared to the first quarter of 2015. The decrease in constant currency operating income was a result of increases in operating expenses of $86 million, in part due to the Cegedim acquisition and to support the revenue growth in the region, partially offset by revenue growth.

EMEA Region

Revenue in the EMEA region grew 32.9% in the three months ended March 31, 2016 compared to the same quarter in the prior year. On a constant currency basis, revenue grew 36.9% in the first quarter of 2016 compared to the first quarter of 2015. The increase in revenues was partially due to the Cegedim acquisition and, on a constant currency basis, by growth in our technology solutions and real world evidence offerings within technology services, as well as growth in information offerings.

Operating income in the EMEA region increased 15.5% in the three months ended March 31, 2016 compared to the same quarter in the prior year. On a constant currency basis, operating income increased 18.9% in the first quarter of 2016 compared to the first quarter of 2015. The increase in constant currency operating income was a result of strong revenue growth in the region; partially offset by increases in operating expenses of $74 million, in part due to the Cegedim acquisition.

Asia Pacific Region

Revenue in the Asia Pacific region grew 6.6% in the three months ended March 31, 2016 compared to the same quarter in the prior year. On a constant currency basis, revenue grew 7.2% in the first quarter of 2016 compared to the first quarter of 2015. The increase in revenues on a constant currency basis was primarily due to the Cegedim acquisition, partially offset by lower revenues from information offerings.

Operating income in the Asia Pacific region declined 10.8% in the three months ended March 31, 2016 compared to the same quarter in the prior year. On a constant currency basis, operating income declined 11.8% in the first quarter of 2016 compared to the first quarter of 2015. The decrease in constant currency operating income was primarily a result of increases in operating expenses of $12 million, largely due to continued investments in the region to drive growth and the Cegedim acquisition, partially offset by the revenue increase.

How Exchange Rates Affect our Results

We operate globally, deriving a significant portion of our operating income from non-U.S. operations. As a result, fluctuations in the value of foreign currencies in which we transact business relative to the U.S. Dollar may increase the volatility of U.S. Dollar operating results. We enter into foreign currency forward contracts to partially offset the effect of currency fluctuations and the impact of these forward contracts is reflected in Other income (loss), net on the Condensed Consolidated Statements of Comprehensive Income (Loss). In the first quarter of 2016, foreign currency translation decreased our U.S. Dollar revenue growth by approximately 2.7 percentage points and increased our operating income growth by 1.1 percentage points.

Non-U.S. monetary assets are maintained in currencies other than the U.S. Dollar, principally the Swiss Franc, Euro and the Japanese Yen, and as such, the reported values of these assets may be significantly affected by fluctuations in foreign exchange rates. At March 31, 2016, the Swiss Franc, Euro and Japanese Yen exchange rates were weaker against the U.S. Dollar compared to December 31, 2015. Where monetary assets are held in the functional currency of the local entity, changes in the value of these currencies relative to the U.S. Dollar are reflected in accumulated other comprehensive income in the Condensed Consolidated

Statements of Financial Position. The effect of exchange rate changes, which included charges taken for our Venezuelan operations in the first quarters of 2016 and 2015, increased the U.S. Dollar amount of cash and cash equivalents by $7 million during the first three months of 2016 and decreased it by $9 million in the comparable prior year quarter.

Liquidity and Capital Resources

We fund our liquidity needs for capital investment, working capital, and other financial commitments through cash flow from operations and our Senior Secured Credit Facilities (as defined below). At March 31, 2016, cash and cash equivalents were $378 million and our total indebtedness was $4,606 million. Additionally, we had $158 million available for borrowing under our secured revolving credit facility. In the last two calendar years combined, we have generated strong net cash provided by operating activities of $600 million. In addition to operating cash flows, other factors that affect our overall management of liquidity include capital expenditures, software development costs, acquisitions, debt service requirements, adequacy of our revolving credit facility and access to the capital markets.

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

Cash Flows

Cash and cash equivalents decreased $18 million to $378 million at March 31, 2016 compared to $396 million at December 31, 2015. The decrease reflects cash used in operating activities of $15 million and investing activities of $290 million, partially offset by cash provided by financing activities of $280 million and an increase in cash of $7 million due to the effect of exchange rate changes.

Net cash used in operating activities amounted to $15 million for the three months ended March 31, 2016 compared to cash provided of $30 million for the three months ended March 31, 2015. Cash flows from operating activities for the first three months of 2016 reflects lower cash-related net income of $10 million and unfavorable working capital movements of $23 million, primarily due to approximately $16 million in payments in businesses that manage loyalty card programs for our customers, which were acquired in the second and third quarters of 2015, and higher severance payments of approximately $14 million in the first quarter of 2016. Additionally, we made a prepayment of approximately $15 million as an investment in specialty data. Income tax payments, net of refunds, and interest payments were approximately $5 million higher in the first quarter of 2016 compared to the same quarter in 2015.

Net cash used in investing activities amounted to $290 million for the three months ended March 31, 2016, an increase in cash used of $231 million compared to the three months ended March 31, 2015. The increase is primarily due to higher payments for acquisitions in the first quarter of 2016 as compared to the same quarter in the prior year.

Net cash provided by financing activities amounted to $280 million for the three months ended March 31, 2016, a decrease of $7 million compared to the three months ended March 31, 2015. The decrease is primarily due to lower excess tax benefits from stock-based compensation, lower proceeds from exercises under our equity plans and higher repayments under our debt, partially offset by higher borrowings, net of repayments under our revolving credit facility. Cash flows from financing activities for the first three months of 2016 included increased outstanding commitments under our existing Term A loans. Cash flows from financing activities for the first three months of 2015 included the issuance of 4.125% Senior Notes in March 2015.

Share Repurchase

On December 16, 2015, our board of directors approved a $250 million common stock repurchase authorization. Our share repurchase authorization has been developed to buy opportunistically, when we believe that our share price provides us with an attractive use of our cash flow and debt capacity. Through December 31, 2015, we had purchased 670 thousand shares of our common stock having an aggregate value of approximately $17 million at an average price of $25.70 per share. There were no share repurchases in the first quarter of 2016 under this authorization; however, we paid $3 million in the first quarter of 2016 for the settlement of certain repurchases that occurred in the fourth quarter of 2015. The share repurchase was funded through a combination of cash and borrowings under our revolving credit facility. The repurchase authorization does not have a specified expiration date but can be modified, suspended or discontinued at any time.

Debt

Senior Secured Credit Facilities

In January 2016, IMS Health Incorporated (“IMS Health”), our indirect wholly-owned subsidiary, entered into an amendment (the “2016 Amendment”) to the Third Amended and Restated Credit and Guaranty Agreement, dated as of March 17, 2014, among IMS Health, IMS AG and IMS Japan K.K., as co-borrowers, Healthcare Technology Intermediate Holdings, Inc., Bank of America, N.A. and the other lenders party thereto (as amended by the 2016 Amendment, the “Credit Agreement” and, together with the related security and other documents for the senior secured term loan facilities and the senior secured revolving facility, the “Senior Secured Credit Facilities”). The 2016 Amendment increased outstanding commitments under our existing Term A loans by $300 million. The proceeds from the additional Term A loans were used for general corporate purposes, including funding acquisitions and repaying existing loans under our senior secured revolving credit facility. As a result of the 2016 Amendment, we incurred $2 million of fees; of which $1 million was recorded in Other income (loss), net during the first quarter of 2016 and $1 million will be amortized to interest expense.

At March 31, 2016, we had an aggregate $500 million revolving credit facility, of which $158 million was unused.

See Note 6 to our Condensed Consolidated Financial Statements for further information on our debt.

Severance, Impairment and Other Charges

As a result of ongoing cost reduction efforts, we recorded severance charges consisting of global workforce reductions to streamline our organization. The following table sets forth the activity in our severance-related reserves for the three months ended March 31, 2016:

(in millions)	2016 Plan(1)	2015 Plan(2)
Balance, December 31, 2015	$—	$51
Charges	15	—
Cash payments	(1)	(17)
Balance, March 31, 2016	$14	$34
(2)

In the first quarter of 2016, we implemented a restructuring plan (the “2016 Plan”) and recorded a pre-tax severance charge of $15 million. We anticipate that there may be further charges recorded under the 2016 Plan during the remainder of fiscal year 2016. We expect that cash outlays related to the 2016 Plan will be substantially complete by the end of 2018.

(2)

In the first quarter of 2015, we implemented a restructuring plan (the “2015 Plan”) and recorded a pre-tax severance charge of $12 million. An additional $64 million was recorded over the remainder of 2015. We expect that cash outlays related to the 2015 Plan will be substantially complete by the end of 2017.

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

Contractual Obligations

Following the increase in outstanding commitments under our existing Term A loans by $300 million pursuant to the 2016 Amendment, our future scheduled debt principal payments and estimated interest payments, based on rates as of March 31, 2016, are $184 million for the remainder of 2016, $562 million for 2017-2018, $1,871 million for 2019-2020 and $2,789 million thereafter.

Recently Issued Accounting Standards

Information relating to recently issued accounting standards is included in Note 1 to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, as well as other written reports and oral statements that we make from time to time, includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical facts nor guarantees that the future results, plans, intentions or expectations expressed or implied will be achieved. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, and other future conditions. Forward-looking statements can be identified by words such as “anticipate,” “believe,” “envision,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “ongoing,” “contemplate” and other similar expressions, although not all forward-looking statements contain these identifying words. Examples of forward-looking statements include, among others, statements we make regarding:

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
•

we may not close announced acquisitions in the indicated time frames or at all, and may not successfully integrate our acquisition targets or for other reasons may not achieve expected benefits of our acquisition transactions;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our quantitative and qualitative disclosures about market risk during the three months ended March 31, 2016 as compared to the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective.

(b)	Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Information in response to this Item is incorporated by reference to the information set forth under the heading “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Additionally, see Note 11, Contingencies, to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 6. Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of IMS Health Holdings, Inc.		8-K	001-36381	3.1	April 9, 2014

3.2	Amended and Restated Bylaws of IMS Health Holdings, Inc.		8-K	001-36381	3.2	April 9, 2014

10.1	Incremental Amendment No. 2, dated as of January 15, 2016, to the Third Amended and Restated Credit Agreement, dated as of March 17, 2014, among IMS Health Incorporated, Healthcare Technology Intermediate Holdings, Inc., IMS AG, IMS Japan K.K. and Bank of America, N.A.		8-K	001-36381	10.1	January 21, 2016

10.2	Performance Share Award Agreement between IMS Health Holdings, Inc. and Ari Bousbib, dated February 2, 2016.	X

31.1	Certification of Chief Executive Officer and President, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Statements of Financial Position, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Stockholders’ Equity, and (v) Notes to Condensed Consolidated Financial Statements.

		X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on May 6, 2016.

IMS HEALTH HOLDINGS, INC.

/s/ Ronald E. Bruehlman
Ronald E. Bruehlman Senior Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)