Form 10-Q
period 2016-06-30
IMS Health Holdings, Inc.
filed 2016-07-28
CIK 1595262

‘

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock $0.01 par value	329,214,721 shares outstanding as of July 22, 2016

IMS HEALTH HOLDINGS, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IMS HEALTH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(unaudited)

	June 30,	December 31,
(in millions, except per share data)	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$368	$396
Accounts receivable, net	557	508
Other current assets	218	188
Total Current Assets	1,143	1,092
Property, plant and equipment, at cost	337	314
Less accumulated depreciation	(162)	(147)
Property, plant and equipment, net	175	167
Computer software, net	334	309
Goodwill	3,917	3,604
Other identifiable intangibles, net	2,241	2,178
Other assets	129	109
Total Assets	$7,939	$7,459

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$117	$163
Accrued and other current liabilities	592	611
Current portion of long-term debt	82	59
Deferred revenues	233	200
Total Current Liabilities	1,024	1,033
Postretirement and postemployment benefits	109	109
Long-term debt	4,417	4,136
Deferred tax liability	549	526
Other liabilities	94	83
Total Liabilities	6,193	5,887

Commitments and Contingencies (Note 11)

Stockholders’ Equity:
Common Stock, $0.01 par value, 700.0 shares authorized, 342.6 and 341.8 shares issued at June 30, 2016 and December 31, 2015, respectively	3	3
Capital in excess of par	2,051	2,038
Retained earnings	275	208
Treasury stock, at cost, 13.6 and 12.6 shares at June 30, 2016 and December 31, 2015, respectively	(353)	(327)
Accumulated other comprehensive loss	(230)	(350)
Total Stockholders’ Equity	1,746	1,572
Total Liabilities and Stockholders’ Equity	$7,939	$7,459

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

IMS HEALTH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2016	2015	2016	2015
Revenue	$802	$742	$1,576	$1,374
Information	383	374	759	728
Technology services	419	368	817	646
Operating costs of information, exclusive of depreciation and amortization	175	169	335	326
Direct and incremental costs of technology services, exclusive of depreciation and amortization	240	195	462	333
Selling and administrative expenses, exclusive of depreciation and amortization	168	180	345	317
Depreciation and amortization	88	81	175	177
Severance, impairment and other charges	52	21	67	34
Operating Income	79	96	192	187
Interest income	1	1	2	1
Interest expense	(47)	(43)	(93)	(80)
Other income (loss), net	(2)	6	(7)	10
Non-Operating Loss, Net	(48)	(36)	(98)	(69)
Income before income taxes	31	60	94	118
(Provision for) benefit from income taxes	(7)	(13)	(27)	227
Net Income	$24	$47	$67	$345

Earnings per Share Attributable to Common Stockholders:
Basic	$0.07	$0.14	$0.20	$1.03
Diluted	$0.07	$0.14	$0.20	$1.01
Weighted-Average Common Shares Outstanding:
Basic	328.8	331.6	328.7	333.6
Diluted	335.5	340.0	335.6	342.6

Comprehensive Income:
Net Income	$24	$47	$67	$345
Cumulative translation adjustment (net of taxes of $(16) and $27 for the three months ended and $4 and $(21) for the six months ended, respectively)	$60	$23	$131	$(54)
Unrealized (losses) gains on derivatives (net of taxes of $2 and $— for the three months ended and $7 and $(1) for the six months ended, respectively)	(4)	—	(11)	1
Losses (gains) on derivative instruments, reclassified into earnings (net of taxes of $(1) and $3 for the three months ended and $— and $5 for the six months ended, respectively)	1	(4)	—	(8)
Other Comprehensive Income (Loss)	$57	$19	$120	$(61)
Total Comprehensive Income	$81	$66	$187	$284

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

IMS HEALTH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
(in millions)	2016	2015
Cash Flows from Operating Activities:
Net Income	$67	$345
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Depreciation and amortization	175	177
Deferred income taxes	(11)	(270)
Non-cash stock-based compensation charges	15	14
Non-cash gains on derivative instruments	(12)	(11)
Non-cash amortization of debt original issue discount and issuance costs	6	5
Loss on Venezuela remeasurement	2	7
Excess tax benefits from stock-based compensation	(3)	(19)
Other	(1)	3
Change in assets and liabilities, excluding effects from acquisitions and dispositions:
Net increase in current assets	(59)	(11)
Net decrease in current liabilities	(63)	(21)
Increase in pension assets (net of liabilities)	(5)	(5)
(Increase) decrease in other long-term assets (net of other long-term liabilities)	(15)	1
Net Cash Provided by Operating Activities	96	215

Cash Flows from Investing Activities:
Capital expenditures	(32)	(25)
Additions to computer software	(60)	(53)
Payments for acquisitions of businesses, net of cash acquired	(279)	(373)
Other investing activities, net	(1)	—
Net Cash Used in Investing Activities	(372)	(451)

Cash Flows from Financing Activities:
Borrowings under revolving credit facility	306	204
Repayments of revolving credit facility	(289)	(202)
Proceeds from issuance of debt	300	496
Repayments of debt	(38)	(27)
Debt-related fees	—	(5)
Contingent consideration and deferred purchase price payments	(7)	(4)
Proceeds from equity plan activity	2	23
Payments for treasury stock	(29)	(300)
Excess tax benefits from stock-based compensation	3	19
Other financing activities	(7)	(1)
Net Cash Provided by Financing Activities	241	203

Effect of Exchange Rate Changes on Cash and Cash Equivalents	7	(9)
Decrease in Cash and Cash Equivalents	(28)	(42)
Cash and Cash Equivalents, Beginning of Period	396	390
Cash and Cash Equivalents, End of Period	$368	$348

The accompanying notes are an integral part of the condensed consolidated financial statements (unaudited).

IMS HEALTH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in millions)	Shares Common Stock		Shares Treasury Stock	Common Stock	Treasury Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2015	341.8	(1)	(12.6)	$3	$(327)	$2,038	$208	$(350)	$1,572
Net income							67		67
Issuances of common stock and vesting of restricted stock	0.8				(1)	(5)			(6)
Repurchases of common stock			(1.0)		(25)				(25)
Stock-based compensation expense						15			15
Net tax benefit on stock-based compensation						3			3
Other comprehensive income (loss), net of tax								120	120
Balance, June 30, 2016	342.6		(13.6)	$3	$(353)	$2,051	$275	$(230)	$1,746

(in millions)	Shares Common Stock		Shares Treasury Stock	Common Stock	Treasury Stock	Capital in Excess of Par	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2014	335.6		(0.8)	$3	$(10)	$1,975	$(209)	$(217)	$1,542
Net income							345		345
Issuances of common stock	4.6					24			24
Repurchases of common stock			(11.1)		(300)				(300)
Stock-based compensation expense						14			14
Net tax benefit on stock-based compensation						19			19
Other comprehensive income (loss), net of tax								(61)	(61)
Balance, June 30, 2015	340.2		(11.9)	$3	$(310)	$2,032	$136	$(278)	$1,583

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. The Condensed Consolidated Financial Statements do not include all the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for a fair statement of financial position, results of operations and comprehensive income, cash flows and stockholders’ equity for the periods presented have been included. The results of operations for interim periods are not necessarily indicative of the results expected for the full year. The December 31, 2015 Condensed Consolidated Statement of Financial Position was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The Condensed Consolidated Financial Statements and related notes should be read in conjunction with the audited Consolidated Financial Statements and related notes of IMS Health Holdings, Inc. included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Certain prior year amounts have been reclassified to conform to the 2016 presentation. Amounts presented in the Condensed Consolidated Financial Statements may not add due to rounding.

Merger with Quintiles Transnational Holdings, Inc.

On May 3, 2016, the Company and Quintiles Transnational Holdings Inc. (“Quintiles”) entered into a definitive merger agreement, pursuant to which the companies will be combined. The merged company will be renamed Quintiles IMS Holdings, Inc. Under the terms of the merger agreement, the Company’s shareholders will receive 0.3840 shares of Quintiles common stock for each share of IMS common stock. Upon completion of the merger, the Company’s shareholders will own approximately 51.4 percent of the shares of the combined company on a fully diluted basis and Quintiles shareholders will own approximately 48.6 percent of the combined company on a fully diluted basis. The transaction is subject to customary closing conditions, including regulatory approvals and approval by both IMS and Quintiles shareholders, and is expected to close early in the fourth quarter of 2016.

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

In May 2014, the FASB issued revised guidance on the recognition of revenue from contracts with customers. The guidance provides that revenue should be recognized for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance also requires enhanced disclosures. In August 2015, the FASB delayed the effective date of the guidance. In March 2016, the FASB issued further guidance on assessing whether an entity is a principal or an agent in a revenue transaction, which impacts whether an entity reports revenue on a

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

gross or net basis. Additionally, in 2016, the FASB issued implementation guidance for the revenue standard, including guidance on identifying performance obligations. These revenue standards are effective for the Company’s interim and annual periods beginning January 1, 2018. Earlier adoption is permitted. The Company is currently evaluating the impact of these standards on its consolidated financial statements, as well as the method of transition it will use in adopting the new standards.

In February 2016, the FASB issued updated guidance on leases. The guidance requires a lessee to recognize a right-of-use asset and a lease liability on the statement of financial position for all leases with terms more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. The guidance is effective for the Company’s interim and annual periods beginning January 1, 2019. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition approach, which requires application of the new guidance at the beginning of the earliest comparative period presented. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

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

The Company completed five unrelated individually immaterial acquisitions during the first six months of 2016, one of which occurred in the second quarter of 2016. These acquisitions expanded the Company’s existing capabilities in technology services offerings, and to a lesser degree, information offerings. The purchase price allocations for these acquisitions will be finalized after the completion of the valuation of certain intangible assets and any adjustments to the preliminary purchase price allocation are not expected to have a material impact on the Company’s results of operations. The Condensed Consolidated Financial Statements include the results of the acquisitions subsequent to closing. As these acquisitions were immaterial to the Company’s operating results both individually and in the aggregate, pro forma results of operations are not provided. The following table provides certain financial information for these acquisitions, including the preliminary allocation of the aggregate purchase price to certain tangible and intangible assets acquired and goodwill.

	Amortization	June 30,
(in millions)	Period	2016
Total cost of acquisitions, net of cash acquired		$281
Acquisition-related costs		4

Amounts recorded in the Condensed Consolidated Statements of Financial Position:
Goodwill		$217
Portion of goodwill deductible for tax purposes		—
Computer software	5-10 years	21
Intangible assets:
Client relationships	10 years	$50
Databases	5 years	28
Trade names	10 years	4
Total intangible assets		$82

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

During the second quarter of 2016, the Company recorded an adjustment to its preliminary purchase price allocation as well as related deferred tax effects, which reduced the amount allocated to client relationships by $17 million for an acquisition that occurred in the first quarter of 2016.

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

Six Months Ended June 30, 2015
(in millions)
Revenues	$1,492
Net income	346
Basic earnings per share	1.04
Diluted earnings per share	1.01

Contingent Consideration

Under the terms of certain acquisition-related purchase agreements, the Company may be required to pay additional amounts as contingent consideration based on the achievement of certain financial performance related metrics, ranging from $0 to $37 million through 2018. The Company’s contingent consideration recorded on the balance sheet was approximately $22 million and $28 million at June 30, 2016 and December 31, 2015, respectively. The fair value measurement of this contingent consideration is classified within Level 3 of the fair value hierarchy (see Note 5) and reflects the Company’s own assumptions in measuring fair values using the income approach. In developing these estimates, the Company considered certain performance projections, historical results, and industry trends. Changes in the fair value estimates are included in Selling and administrative expenses.

Note 3. Goodwill

The following table sets forth changes in the Company’s goodwill for the six months ended June 30, 2016.

(in millions)	Goodwill
Balance at December 31, 2015	$3,604
Goodwill assigned in purchase price allocations (see Note 2)	217
Foreign currency translation adjustments and other	96
Balance at June 30, 2016	$3,917

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

Note 4. Severance, Impairment and Other Charges

As a result of ongoing cost reduction efforts, the Company recorded severance charges consisting of global workforce reductions to streamline its organization. The following table sets forth the activity in the Company’s severance-related reserves for the six months ended June 30, 2016:

(in millions)	2016 Plan(1)	2015 Plan(2)
Balance, December 31, 2015	$—	$51
Charges	65	—
Cash payments	(5)	(28)
Foreign exchange and other	(1)	1
Balance, June 30, 2016	$59	$24
(1)

In the first quarter of 2016, the Company implemented a restructuring plan (the “2016 Plan”) and recorded a pre-tax severance charge of $15 million. In the second quarter of 2016, the Company recorded an additional pre-tax severance charge of $50 million. The second quarter charge primarily resulted from the elimination of redundant roles in conjunction with the integration of Cegedim. The Company expects that cash outlays related to the 2016 Plan will be substantially complete by the end of 2018.

(2)

In the first quarter of 2015, the Company implemented a restructuring plan (the “2015 Plan”) and recorded a pre-tax severance charge of $12 million. In the second quarter of 2015, the Company recorded an additional pre-tax severance charge of $15 million. An additional $49 million was recorded over the remainder of 2015. The Company expects that cash outlays related to the 2015 Plan will be substantially complete by the end of 2017.

Other charges

During the six months ended June 30, 2016, the Company recorded impairment charges of $2 million, the majority of which related to impaired leases for properties.

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

The forward contracts entered into for balance sheet risk management purposes are not designated as hedges and are carried at fair value, with changes in the fair value recorded to Other income (loss), net in the Condensed Consolidated Statements of Comprehensive Income. These contracts do not subject the Company to material balance sheet risk because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged.

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

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

The following table details the components of foreign exchange gain (loss) included in Other income (loss), net on the Condensed Consolidated Statements of Comprehensive Income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Revaluation of other non-functional currency assets and liabilities(1)	4	(3)	(3)	(3)
Effect of derivatives	(6)	9	(3)	13
Total foreign exchange gain (loss)	$(2)	$6	$(6)	$10
(1)

The three months ended June 30, 2016 included a charge of $1 million related to the remeasurement of the Company’s Venezuelan Bolívar account balances. The six months ended June 30, 2016 and 2015 included charges of $2 million and $7 million, respectively, also related to the remeasurement of the Company’s Venezuelan Bolívar account balances.

Net Investment Risk Management

The Company designates its foreign currency denominated debt as a hedge of its net investment in foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in the Euro exchange rate with respect to the U.S. Dollar. As of June 30, 2016, these borrowings (net of original issue discount) were €1,120 million ($1,244 million). The effective portion of foreign exchange gains or losses on the remeasurement of the debt is recognized in the cumulative translation adjustment component of AOCI with the related offset in long-term debt. Those amounts would be reclassified from AOCI to earnings upon the sale or substantial liquidation of these net investments. The amount of foreign exchange gains (losses) related to the net investment hedge included in cumulative translation adjustment were $32 million and $(50) million for the three months ended June 30, 2016 and 2015, respectively, and $(20) million and $72 million for the six months ended June 30, 2016 and 2015, respectively.

Interest Rate Risk Management

The Company purchases interest rate caps and has entered into interest rate swap agreements for purposes of managing its risk in interest rate fluctuations.

In 2014, the Company purchased U.S. Dollar denominated interest rate caps (“2014 Caps”) at strike rates ranging between 2% and 3%. These caps expire at various times between April 2017 and April 2019 and are designated as cash flow hedges.

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

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

The fair values of derivative instruments in the Condensed Consolidated Statements of Financial Position are as follows:

		June 30, 2016			December 31, 2015
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
(in millions)	Balance Sheet Caption	Asset	Liability		Asset	Liability
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts	Accounts receivable/ Accounts payable	$1	$11	$185	$4	$2	$178
Interest rate caps	Non-Current Assets	—	—	1,000	4	—	1,000
Interest rate swaps	See below(1)	—	12	522	—	10	517
Derivatives not Designated as Hedging Instruments:
Foreign exchange contracts	Accounts receivable/ Accounts payable	2	6	213	3	—	148
Interest rate swaps	See below(1)	—	—	—	—	1	100
Total Derivatives		$3	$29		$11	$13

(1)

$12 million included in Other liabilities at June 30, 2016 and $1 million included in Accrued and other current liabilities and $10 million included in Other liabilities at December 31, 2015 in the Condensed Consolidated Statements of Financial Position.

For derivatives designated as hedges, the Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in fair values or cash flows of hedged items. If it is determined that a derivative ceases to be highly effective as a hedge, the Company will discontinue hedge accounting with respect to that derivative prospectively. When it is probable that a hedged forecasted transaction will not occur, the Company discontinues hedge accounting for the affected portion of the forecasted transaction, and reclassifies gains or losses that were accumulated in AOCI to earnings in Other income (loss), net for foreign exchange derivatives and interest expense for interest rate derivatives on the Condensed Consolidated Statements of Comprehensive Income. Cash flows are classified consistent with the underlying hedged item.

The effects of derivative instruments in cash flow hedging relationships on the Condensed Consolidated Statements of Comprehensive Income are as follows:

(in millions)	Effect of Derivatives on Financial Performance
	Amount of Income/(Loss) Recognized in AOCI		Location of Income/(Loss) Reclassified from AOCI into Earnings	Amount of Income/(Loss) Reclassified from AOCI into Earnings
Three Months Ended June 30,	2016	2015		2016	2015
Foreign exchange contracts	$(5)	$(3)	Other income (loss), net	$(3)	$7
Interest rate derivatives	(1)	3	Interest expense	—	—

Six Months Ended June 30,	2016	2015		2016	2015
Foreign exchange contracts	$(13)	$4	Other income (loss), net	$(1)	$13
Interest rate derivatives	(5)	(1)	Interest expense	—	—

The pre-tax gain recognized in other income (loss), net for foreign exchange contracts not designated as hedging instruments was $(4) million and $2 million for the three months ended June 30, 2016 and 2015, respectively, and $(3) million and $– million for the six months ended June 30, 2016 and 2015, respectively.

Changes in the fair value of derivatives that are designated as cash flow hedges are recorded in AOCI to the extent effective and reclassified into earnings in the same period or periods during which the transaction hedged by that derivative also affects earnings. The Company expects $20 million of pre-tax unrealized losses related to its foreign exchange contracts and interest rate derivatives included in AOCI at June 30, 2016 to be reclassified into earnings within the next twelve months.

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

The carrying values of cash, cash equivalents, restricted cash, accounts receivable and accounts payable approximated their fair values at June 30, 2016 and December 31, 2015 due to the short-term nature of these instruments. At June 30, 2016 and December 31, 2015, the fair value of total debt approximated $4,564 million and $4,229 million, respectively, as determined under Level 2 measurements based on quoted prices for these financial instruments.

Recurring Measurements

The following tables summarize assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Basis of Fair Value Measurements
	June 30, 2016
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Derivatives	$—	$3	—	$3
Total	$—	$3	$—	$3
Liabilities
Contingent consideration	$—	$—	$22	$22
Derivatives	—	29	—	29
Total	$—	$29	$22	$51

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Derivatives	$—	$11	$—	$11
Total	$—	$11	$—	$11
Liabilities
Contingent consideration	$—	$—	$28	$28
Derivatives	—	13	—	13
Total	$—	$13	$28	$41

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

(in millions)	Contingent Consideration Liabilities
Balance at December 31, 2015	$28
New acquisitions	2
Cash payments	(6)
Changes in fair value estimates and foreign currency translation adjustments	(2)
Balance at June 30, 2016	$22

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

Note 6. Debt

The following table summarizes the Company’s debt at the dates indicated:

	June 30,	December 31,
(in millions)	2016	2015
Senior Secured Credit Facilities:
Senior Secured Term A Loan due 2019—USD LIBOR at average floating rates of 2.88%	$763	$484
Senior Secured Term A Loan due 2019—EUR LIBOR at average floating rates of 2.25%	133	135
Senior Secured Term B Loan due 2021—USD LIBOR at average floating rates of 3.50%	1,708	1,717
Senior Secured Term B Loan due 2021—EUR LIBOR at average floating rates of 3.75%	811	802
Revolving Credit Facility due 2019:
U.S. Dollar denominated borrowings—USD LIBOR at average floating rates of 2.78%	345	328
4.125% Senior Notes due 2023 - Euro denominated	305	300
6.00% Senior Notes due 2020 - U.S. Dollar denominated	500	500
Principal Amount of Debt	4,565	4,266
Less: Debt Issuance Costs and Unamortized Discounts	(66)	(71)
Total Debt	$4,499	$4,195

Scheduled principal payments due on the Company’s debt as of June 30, 2016 for the remainder of 2016 and thereafter were as follows:

	Year
(in millions)	2016	2017	2018	2019	2020	Thereafter	Total
Debt	$38	$94	$119	$1,080	$526	$2,708	$4,565

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

At June 30, 2016, the Company had an aggregate $500 million revolving credit facility, of which $155 million was unused.

Note 7. Pension and Postretirement Benefits

The following table summarizes the components of net periodic benefit cost for the Company’s pension benefits.

	Pension Benefits
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2016	2015	2016	2015	2016	2015	2016	2015
Service cost	$3	$3	$2	$2	$6	$6	$4	$4
Interest cost	3	3	2	3	6	6	4	5
Expected return on plan assets	(6)	(5)	(3)	(3)	(12)	(11)	(6)	(6)
Net periodic benefit cost	$—	$1	$1	$2	$—	$1	$2	$3

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

The Company’s net periodic benefit credit for its postretirement benefits was less than $1 million for the three and six months ended June 30, 2016 and 2015, respectively. During the six months ended June 30, 2016, the Company contributed approximately $9 million to its pension and postretirement benefit plans and expects to contribute an additional $3 million for the remainder of 2016.

Note 8. Stockholders’ Equity

Share Repurchase

On December 16, 2015, the Company’s board of directors approved a $250 million common stock repurchase authorization. Through December 31, 2015, the Company had purchased 670 thousand shares of its common stock having an aggregate value of approximately $17 million at an average price of $25.70 per share. In the second quarter of 2016, the Company purchased 1 million shares of its common stock having an aggregate value of approximately $25 million at an average price of $25.42 per share. These share repurchases were funded through a combination of cash and borrowings under the Company’s revolving credit facility. The repurchase authorization does not have a specified expiration date and can be modified, suspended or discontinued at any time. As of June 30, 2016, approximately $207 million is available to purchase shares under the December 2015 authorization.

On May 3, 2015, the Company’s board of directors authorized a $300 million common stock repurchase program. In connection with that program, on May 12, 2015, the Company purchased 11.1 million shares of its common stock from the underwriters of the Secondary Offering (as defined below) having an aggregate value of approximately $300 million at $27.0875 per share, equal to the midpoint between the public offering price and the price paid by the underwriters to the Selling Stockholders (as defined below) for the shares sold in the Secondary Offering. The share repurchase was funded through a combination of available cash, borrowings from its revolving credit facility and additional term loans under its Senior Secured Credit Facilities.

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

Note 9. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the components of AOCI, net of tax, for the periods indicated:

(in millions)	Cumulative Translation Adjustment	Unrealized Gains (Losses) on Derivative Instruments	Unamortized Pension and Other Benefits Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2015	$(287)	$(15)	$(48)	$(350)
Other comprehensive income (loss) before reclassifications	131	(11)	—	120
Amounts reclassified into earnings	—	—	—	—
Other comprehensive income (loss)	131	(11)	—	120
Balance, June 30, 2016	$(156)	$(26)	$(48)	$(230)

(in millions)	Cumulative Translation Adjustment	Unrealized Gains (Losses) on Derivative Instruments	Unamortized Pension and Other Benefits Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2014	$(169)	$(1)	$(47)	$(217)
Other comprehensive income (loss) before reclassifications	(54)	1	—	(53)
Amounts reclassified into earnings	—	(8)	—	(8)
Other comprehensive income (loss)	(54)	(7)	—	(61)
Balance, June 30, 2015	$(223)	$(8)	$(47)	$(278)

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

Note 10. Income Taxes

The Company operates in more than 100 countries around the world and its earnings are taxed at the applicable income tax rate in each of these countries. As required, the Company computes interim taxes based on an estimated annual effective tax rate.

The Company recorded a provision for income taxes of $7 million and $27 million for the three and six months ended June 30, 2016, respectively. The tax expense in both periods was favorably impacted as a result of profits generated in non-U.S. tax jurisdictions with lower tax rates than the U.S. statutory tax rate.

The Company recorded a provision for income taxes of $13 million and a benefit from income taxes of $227 million for the three and six months ended June 30, 2015, respectively. The tax expense in the three months ended June 30, 2015 was favorably impacted as a result of profits generated in non-U.S. tax jurisdictions with lower tax rates than the U.S. statutory tax rate. Historically, the Company provided deferred taxes with respect to all of the unremitted earnings of its non-U.S. subsidiaries. The tax benefit for the six months ended June 30, 2015 was favorably impacted as the Company began asserting as of the beginning of 2015, with certain exceptions, that the unremitted earnings of its non-U.S. subsidiaries will be indefinitely reinvested. As a result of this change in assertion, the Company reversed a previously established deferred tax liability of $256 million as a discrete benefit in the first quarter of 2015.

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

IMS HEALTH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements - Continued

(unaudited)

Geographic Financial Information:

The following represents selected geographic information for the regions in which the Company operates.

(in millions)	Americas(1)	EMEA(2)	Asia Pacific(3)	Corporate & Other	Total
Three Months Ended June 30,
2016
Revenue(4)	$375	$313	$114	$—	$802
Operating income (loss)(5)	50	71	31	(73)	79
2015
Revenue(4)	$330	$302	$110	$—	$742
Operating income (loss)(5)	44	61	30	(39)	96

Six Months Ended June 30,
2016
Revenue(4)	$728	$620	$228	$—	$1,576
Operating income (loss)(5)	95	137	66	(106)	192

2015
Revenue(4)	$623	$534	$217	$—	$1,374
Operating income (loss)(5)	111	119	69	(112)	187

The Company periodically reviews and makes changes to its geographic reporting classifications. As a result of these changes, prior years’ geographic financial information was reclassified to conform to the current year presentation. The reclassifications did not change previously reported condensed consolidated results of operations.

(1)

Americas includes the United States, Canada and Latin America. Revenue in the United States was $325 million and $278 million for the three months ended June 30, 2016 and 2015, respectively, and $630 million and $523 million for the six months ended June 30, 2016 and 2015, respectively.

(2)	EMEA includes countries in Europe, the Middle East and Africa, and the countries of India, Sri Lanka and Bangladesh.
(3)

Asia Pacific includes Japan, Australia and other countries in the Asia Pacific region, excluding India, Sri Lanka and Bangladesh. Revenue in Japan was $61 million and $59 million for the three months ended June 30, 2016 and 2015, respectively, and $125 million and $123 million for the six months ended June 30, 2016 and 2015, respectively.

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

(in millions)	Americas	EMEA	Asia Pacific
Three Months Ended June 30,
2016	$19	$4	$6
2015	19	4	5
Six Months Ended June 30,
2016	37	8	12
2015	46	18	13

Note 13. Earnings per Share

Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed, when the result is dilutive, using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of employee stock options and restricted stock units.

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

The following table presents the composition of basic and diluted weighted average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in millions)	2016	2015	2016	2015
Basic weighted-average common shares outstanding	328.8	331.6	328.7	333.6
Effect of dilutive stock-based awards	6.7	8.4	6.9	9.0
Diluted weighted-average common shares outstanding	335.5	340.0	335.6	342.6

Shares excluded from computation of diluted earnings per share:
Weighted average potential common shares excluded from computation due to anti-dilutive effect	4.1	—	3.7	—

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

Proposed Merger

On May 3, 2016, IMS and Quintiles Transnational Holdings Inc. (“Quintiles”) entered into a definitive merger agreement, pursuant to which the companies will be combined. The merged company will be renamed Quintiles IMS Holdings, Inc. Under the terms of the merger agreement, our shareholders will receive 0.3840 shares of Quintiles common stock for each share of IMS common stock. Upon completion of the merger, our shareholders will own approximately 51.4 percent of the shares of the combined company on a fully diluted basis and Quintiles shareholders will own approximately 48.6 percent of the combined company on a fully diluted basis. The transaction is subject to customary closing conditions, including regulatory approvals and approval by both our and Quintiles shareholders, and is expected to close early in the fourth quarter of 2016.

Acquisitions

We make acquisitions to enhance our capabilities and offerings in certain areas, including technology services.

During the six months ended June 30, 2016, we completed five unrelated individually immaterial acquisitions, one of which occurred in the second quarter of 2016. The total cost of these acquisitions, net of cash acquired, was approximately $281 million. The purchase price allocations for these acquisitions will be finalized after the completion of the valuation of certain intangible assets and any adjustments to the preliminary purchase price allocations are not expected to have a material impact on our results of operations. The results of operations of the acquired businesses have been included in our consolidated results of operations since the date of their acquisition and were not significant to our condensed consolidated results of operations.

On April 1, 2015, we completed the acquisition of certain customer relationship management and strategic data businesses of Cegedim, SA (“Cegedim” and the “Cegedim acquisition”) for a total purchase price, after a working capital adjustment, of approximately $445 million.

See Note 2 to our Condensed Consolidated Financial Statements for additional information with respect to these acquisitions.

Results excluding the Effects of Foreign Currency Translation and Certain Charges

We report results in U.S. Dollars, but we do business on a global basis. Exchange rate fluctuations affect the U.S. Dollar value of foreign currency revenue and expenses and may have a significant effect on our results. The discussion of our financial results in this report includes comparisons with the prior year in constant currency terms, using consistent exchange rates. We believe this information facilitates comparison of the underlying results over time. During the three months ended June 30, 2016, the U.S. Dollar was generally stronger against the other currencies in which we transact business as compared to the three months ended June 30, 2015, except for the Euro and Japanese Yen. During the first six months of 2016, the U.S. Dollar was generally stronger against the other currencies in which we transact business as compared to the first six months of 2015, except for the Japanese Yen. The revenue growth at actual currency rates was lower than the growth at constant currency exchange rates during the three and six months ended June 30, 2016. See “—How Exchange Rates Affect our Results” and “—Quantitative and Qualitative Disclosures about Market Risk” below for a more complete discussion regarding the impact of foreign currency translation on our business.

We also discuss below our revenue, operating income, operating costs of information, direct and incremental costs of technology services, selling and administrative expenses and operating margins excluding stock-based compensation related charges, acquisition-related charges, restructuring and related charges, secondary offering expenses and purchase accounting adjustments as a supplement to our results presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). We believe providing these non-GAAP measures is useful as it facilitates comparisons across the periods presented and more clearly indicates trends. Management uses these non-GAAP measures in its global decision making, including developing budgets and managing expenditures.

Results of Operations

Summary of Results

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Revenue	$802	$742	$1,576	$1,374
Information	383	374	759	728
Technology services	419	368	817	646
Operating costs of information, exclusive of depreciation and amortization	175	169	335	326
Direct and incremental costs of technology services, exclusive of depreciation and amortization	240	195	462	333
Selling and administrative expenses, exclusive of depreciation and amortization	168	180	345	317
Depreciation and amortization	88	81	175	177
Severance, impairment and other charges	52	21	67	34
Operating Income	79	96	192	187
Interest income	1	1	2	1
Interest expense	(47)	(43)	(93)	(80)
Other income (loss), net	(2)	6	(7)	10
Non-Operating Loss, Net	(48)	(36)	(98)	(69)
Income before income taxes	31	60	94	118
(Provision for) benefit from income taxes	(7)	(13)	(27)	227
Net Income	$24	$47	$67	$345

Net Income (Loss) to Adjusted EBITDA Reconciliation

We have included a presentation of Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) because we believe it provides additional information regarding our performance and our ability to service our debt. In addition, management believes that Adjusted EBITDA is useful to facilitate operating performance comparisons from period to period by excluding certain non-cash items, such as the impact of depreciation and amortization and the impact of stock-based compensation related charges, and certain variable charges, such as acquisition-related expenses, restructuring charges and secondary offering expenses. Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we also use this metric for business planning purposes and in evaluating business opportunities. In addition, management believes Adjusted EBITDA and similar measures are widely used by investors, securities analysts, ratings agencies and other parties in evaluating peer companies as a measure of financial performance and debt-service capabilities.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Net Income	$24	$47	$67	$345
Provision for (benefit from) income taxes	7	13	27	(227)
Other (income) loss, net	2	(6)	7	(10)
Interest expense	47	43	93	80
Interest income	(1)	(1)	(2)	(1)
Depreciation and amortization	88	81	175	177
Deferred revenue purchase accounting adjustments	2	2	3	3
Stock-based compensation related charges(1)	8	8	15	14
Restructuring and related charges(2)	51	21	67	35
Merger and acquisition-related charges(3)	10	11	22	19
Secondary offering expenses	—	1	—	1
Adjusted EBITDA	$238	$220	$474	$436
(1)	Stock-based compensation related charges are included in Operating costs of information, Direct and incremental costs of technology services and Selling and administrative expenses as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Operating costs of information, exclusive of depreciation and amortization	$2	$—	$3	$1
Direct and incremental costs of technology services, exclusive of depreciation and amortization	—	1	1	1
Selling and administrative expenses, exclusive of depreciation and amortization	6	7	11	12
(2)

Restructuring and related charges includes severance and impairment charges and the cost of employee and third-party charges related to dual running costs for knowledge transfer activities. Dual running costs for knowledge transfer activities of less than $1 million for both the three months ended June 30, 2016 and 2015 and less than $1 million and $1 million for the six months ended June 30, 2016 and 2015, respectively, are included primarily in Operating costs of information and Selling and administrative expenses.

(3)	Merger and acquisition-related charges are included primarily in Selling and administrative expenses.

Revenue

Total revenue increased 8.1% to $802 million for the three months ended June 30, 2016 compared to $742 million in the same quarter in the prior year, and grew 8.4% on a constant currency basis, as the U.S. Dollar strengthened against most other currencies in which we transact business. Revenue from our information offerings increased 2.5% in the second quarter of 2016 and grew 2.6% on a constant currency basis over the same period. Revenue from our technology services offerings increased 13.8% in the second quarter of 2016 and grew 14.3% on a constant currency basis over the same quarter in the prior year. The constant currency increase in information offerings revenue primarily resulted from growth in the United States, partially offset by lower revenues in the Asia Pacific region. The constant currency increase in technology services revenue primarily resulted from the acquisition of AlphaImpactRx, a U.S.-based provider of primary market research solutions acquired in January 2016, and growth in technology and applications and work flow analytics offerings, led by the United States and EMEA (Europe, the Middle East, Africa, India, Sri Lanka and Bangladesh).

Total revenue increased 14.7% to $1,576 million for the six months ended June 30, 2016 compared to $1,374 million in the same period in the prior year, and grew 16.1% on a constant currency basis, as the U.S. Dollar strengthened against most other currencies in which we transact business. Revenue from our information offerings increased 4.2% in the first six months of 2016 and grew 5.7% on a constant currency basis over the same period. Revenue from our technology services offerings increased 26.6% in the first six months of 2016 and grew 27.8% on a constant currency basis over the same period in the prior year. The constant currency increase in information offerings revenue primarily resulted from the Cegedim acquisition, which closed on April 1, 2015. The constant currency increase in technology services revenue primarily resulted from the Cegedim acquisition; the acquisition of AlphaImpactRx; and growth in technology and applications and work flow analytics offerings, led by the United States and EMEA.

Operating Costs of Information, exclusive of Depreciation and Amortization

Operating costs of information offerings increased $6 million, or 3.0%, in the three months ended June 30, 2016 compared to the same quarter in the prior year. Excluding the favorable effect of foreign currency translation of $1 million, as well as stock-based compensation related charges, restructuring and related charges and acquisition-related charges, operating costs of information increased 3.3% in the second quarter of 2016 compared to the second quarter of 2015. The constant currency increase in operating costs of information was primarily due to an increase in data costs, partially offset by lower third-party service provider fees of approximately $4 million.

Operating costs of information offerings increased $9 million, or 2.8%, in the six months ended June 30, 2016 compared to the same period in the prior year. Excluding the favorable effect of foreign currency translation of $6 million, as well as stock-based compensation related charges, restructuring and related charges and acquisition-related charges, operating costs of information increased 4.2% in the first six months of 2016 compared to the first six months of 2015. The constant currency increase in operating costs of information was primarily due to an increase in data costs.

Direct and Incremental Costs of Technology Services, exclusive of Depreciation and Amortization

Direct and incremental costs of technology services offerings grew $45 million, or 22.5%, in the three months ended June 30, 2016 compared to the same quarter in the prior year. Excluding the favorable effect of foreign currency translation of less than $1 million, stock-based compensation related charges, restructuring and related charges and acquisition-related charges, direct and incremental costs of technology services grew 22.7% in the second quarter of 2016 compared to the second quarter of 2015. The constant currency increase in direct and incremental costs of technology services was driven primarily by increased compensation costs of approximately $17 million in part due to the AlphaImpactRx acquisition and to support the growth in our technology services offerings. Additionally, increases in third-party service provider fees of approximately $8 million and data costs directly related to technology services, both in part due to the AlphaImpactRx acquisition, contributed to the growth as compared to the second quarter of 2015.

Direct and incremental costs of technology services offerings increased $129 million, or 38.6%, in the six months ended June 30, 2016 compared to the same period in the prior year. Excluding the favorable effect of foreign currency translation of $6 million, as well as stock-based compensation related charges, restructuring and related charges and acquisition-related charges, direct and incremental costs of technology services grew 40.4% in the first six months of 2016 compared to the first six months of 2015. The constant currency increase in direct and incremental costs of technology services was driven primarily by increased compensation costs of $62 million, largely due to the Cegedim and AlphaImpactRx acquisitions and to support the growth in our technology services offerings. Additionally, increases in third-party service provider fees of approximately $24 million, data costs directly related to technology services, and infrastructure expense of $8 million, all in part due to the Cegedim acquisition, contributed to the growth as compared to the first six months of 2015.

Selling and Administrative Expenses, exclusive of Depreciation and Amortization

Selling and administrative expenses decreased $12 million, or 5.6%, in the three months ended June 30, 2016 compared to the same quarter in the prior year. Excluding the favorable effect of foreign currency translation of $3 million, as well as stock-based compensation related charges, restructuring and related charges, acquisition-related charges and secondary offering expenses, selling and administrative expenses decreased 1.9% in the second quarter of 2016 compared to second quarter of 2015. Selling and administrative expenses in constant currency reflected lower compensation expense.

Selling and administrative expenses increased $28 million, or 8.9%, in the six months ended June 30, 2016 compared to the same period in the prior year. Excluding the favorable effect of foreign currency translation of $9 million, as well as stock-based compensation related charges, restructuring and related charges, acquisition-related charges and secondary offering expenses, selling and administrative expenses grew 13.5% in the first six months of 2016 compared to first six months of 2015. Selling and administrative expenses in constant currency reflected higher compensation expense and higher occupancy expense of approximately $9 million compared to the first six months of 2015, both of which were largely due to the Cegedim acquisition.

Depreciation and Amortization

Depreciation and amortization expense increased $7 million, or 8.5%, in the three months ended June 30, 2016 and decreased $2 million, or 1.1%, in the six months ended June 30, 2016 as compared to the respective prior year periods. The increase for the second quarter was primarily due to additional depreciation and amortization expense related to the acquisitions occurring since June 2015. The decrease for the year to date period was primarily due to certain intangible assets recorded in connection with a merger transaction completed in 2010 that became fully amortized during the first quarter of 2015, partially offset by additional depreciation and amortization expense related to the acquisitions occurring over the last year, including Cegedim.

Severance, Impairment and Other Charges

Severance, impairment and other charges for the three months ended June 30, 2016 and 2015 were primarily comprised of severance. See Severance, Impairment and Other Charges below for further information.

Operating Income (Loss)

Operating income was $79 million in the three months ended June 30, 2016, a decrease of $17 million compared to the same quarter in the prior year. Operating income for the second quarter of 2016 decreased $20 million in constant currency terms compared to the second quarter of 2015. Absent the impact of stock-based compensation related charges, acquisition-related charges, restructuring and related charges, purchase accounting adjustments and secondary offering expenses, operating income increased 12.8% at reported foreign currency rates and increased 9.7% on a constant currency basis for the second quarter of 2016. The increase in operating income on a constant currency basis was a result of higher revenues, partially offset by increases in operating expenses to support the revenue growth and higher depreciation and amortization expense.

Operating income was $192 million in the six months ended June 30, 2016, an increase of $5 million compared to the same period in the prior year. Operating income for the first six months of 2016 increased $1 million in constant currency terms compared to the first six months of 2015. Absent the impact of stock-based compensation related charges, acquisition-related charges, restructuring and related charges, purchase accounting adjustments and secondary offering expenses, operating income increased 10.8% at reported foreign currency rates and increased 9.3% on a constant currency basis for the first six months of 2016. The increase in operating income on a constant currency basis was a result of higher revenues, partially offset by increases in operating expenses to support the revenue growth.

Trends in Operating Margins

Operating margins decreased to 9.9% for the three months ended June 30, 2016 from 12.9% for the three months ended June 30, 2015. Margins in both periods were negatively impacted by the effects of foreign currency translation, stock-based compensation related charges, acquisition-related charges, restructuring and related charges and purchase accounting adjustments, and secondary offering expenses in 2015. Excluding the effects of foreign currency translation and these charges, operating margins were 22.5% and 22.3% in the second quarter of 2016 and 2015, respectively. The period over period decrease in operating margin was primarily due to the lower profitability of the acquired AlphaImpactRx businesses and the mix of products sold.

Operating margins decreased to 12.2% for the six months ended June 30, 2016 from 13.6% for the six months ended June 30, 2015. Margins in both periods were negatively impacted by the effects of foreign currency translation, stock-based compensation related charges, acquisition-related charges, restructuring and related charges and purchase accounting adjustments, and secondary offering expenses in 2015. Excluding the effects of foreign currency translation and these charges, operating margins were 22.9% and 24.3% in the first six months of 2016 and 2015, respectively. The period over period decrease in operating margin was primarily due to the lower profitability of the acquired Cegedim and AlphaImpactRx businesses and the mix of products sold.

Non-Operating Loss, net

Non-operating loss, net was $48 million in the three months ended June 30, 2016, an increase of $12 million compared to the same quarter in the prior year. Interest expense, net of interest income, was $4 million higher than in the second quarter of 2015 primarily due to increased commitments under our existing Term A loans. The hedge of non-U.S. Dollar anticipated royalties resulted in a $3 million loss in the second quarter of 2016 compared to a $6 million gain in the prior year quarter.

Non-operating loss, net was $98 million in the six months ended June 30, 2016, an increase of $29 million compared to the same period in the prior year. Interest expense, net of interest income, was $12 million higher than in the first six months of 2015 primarily due to the issuance of €275 million senior notes on March 30, 2015 in anticipation of the Cegedim acquisition and increased commitments under our existing Term A loans. The hedge of non-U.S. Dollar anticipated royalties resulted in a $1 million loss in the first six months of 2016 compared to a $13 million gain in the prior year period. Additionally, the impact of all other foreign exchange, including the revaluation and settlement of non-functional currency assets and liabilities, hedging costs and foreign exchange contracts not designated as hedging instruments, was a $4 million loss in the first six months of 2016, compared to a $4 million gain in the comparable prior year period. Offsetting these increases in non-operating loss was $5 million of lower charges related to the remeasurement of our Venezuelan Bolívar account balances.

Taxes

We operate in more than 100 countries around the world and our earnings are taxed at the applicable income tax rate in each of these countries. As required, we compute interim taxes based on an estimated annual effective tax rate.

We recorded a provision for income taxes of $7 million and $13 million for the three months ended June 30, 2016 and 2015, respectively, which resulted in an effective tax rate of 22.6% and 22.2%. The effective tax rate for both periods was favorably impacted as a result of profits generated in non-U.S. tax jurisdictions with lower tax rates than the U.S. statutory tax rate.

We recorded a provision for income taxes of $27 million and a benefit from income taxes of $227 million for the six months ended June 30, 2016 and 2015, respectively, which resulted in an effective tax rate expense of 28.7% and effective tax rate benefit of 192.2%, respectively. The effective tax rate expense for the six months ended June 30, 2016 was favorably impacted as a result of profits generated in non-U.S. tax jurisdictions with lower tax rates than the U.S. statutory tax rate. The effective tax rate benefit for the six months ended June 30, 2015 was primarily due to changing our assertion related to unremitted earnings of its non-U.S. subsidiaries. As of the beginning of 2015, we began asserting, with certain exceptions, that the unremitted earnings of our non-U.S. subsidiaries are indefinitely reinvested. As a result of this change in assertion, we reversed a previously established deferred tax liability of $256 million as a discrete benefit to the first quarter of 2015. If the $256 million discrete benefit related to the change in assertion was not recorded in the first quarter of 2015, the effective tax rate would have been 25.2% for the six months ended June 30, 2015.

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

The following represents selected geographic information for the regions in which we operate.

(in millions)	Americas(1)	EMEA(2)	Asia Pacific(3)	Corporate & Other	Total
Three Months Ended June 30,
2016
Revenue(4)	$375	$313	$114	$—	$802
Operating income (loss)(5)	50	71	31	(73)	79
2015
Revenue(4)	$330	$302	$110	$—	$742
Operating income (loss)(5)	44	61	30	(39)	96

Six Months Ended June 30,
2016
Revenue(4)	$728	$620	$228	$—	$1,576
Operating income (loss)(5)	95	137	66	(106)	192

2015
Revenue(4)	$623	$534	$217	$—	$1,374
Operating income (loss)(5)	111	119	69	(112)	187

We periodically review and make changes to our geographic reporting classifications. As a result of these changes, prior years’ geographic financial information was reclassified to conform to the current year presentation. The reclassifications did not change previously reported condensed consolidated results of operations.

(1)

Americas includes the United States, Canada and Latin America. Revenue in the United States was $325 million and $278 million for the second quarters of 2016 and 2015, respectively, and $630 million and $523 million for the first six months of 2016 and 2015, respectively.

(2)	EMEA includes countries in Europe, the Middle East and Africa, and the countries of India, Sri Lanka and Bangladesh.
(3)

Asia Pacific includes Japan, Australia and other countries in the Asia Pacific region, excluding India, Sri Lanka and Bangladesh. Revenue in Japan was $61 million and $59 million for the second quarters of 2016 and 2015, respectively, and $125 million and $123 million for the first six months of 2016 and 2015, respectively.

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

(in millions)	Americas	EMEA	Asia Pacific
Three Months Ended June 30,
2016	$19	$4	$6
2015	19	4	5
Six Months Ended June 30,
2016	37	8	12
2015	46	18	13

Americas Region

Revenue in the Americas region grew 13.9% in the three months ended June 30, 2016 compared to the same quarter in the prior year. On a constant currency basis, revenue grew 15.3% in the second quarter of 2016 compared to the second quarter of 2015. The constant currency increase in revenues was primarily due to the AlphaImpactRx acquisition, growth in information offerings, and work flow analytics and technology and applications offerings within technology services. Revenue in the Americas region grew 16.9% in the six months ended June 30, 2016 compared to the same period in the prior year. On a constant currency basis, revenue grew 18.7% in the first six months of 2016 compared to the first six months of 2015. The constant currency increase in revenues was primarily due to the Cegedim and AlphaImpactRx acquisitions, growth in information offerings, and work flow analytics and technology and applications offerings within technology services.

Operating income in the Americas region increased 12.6% in the three months ended June 30, 2016 compared to the same quarter in the prior year. On a constant currency basis, operating income increased 13.2% in the second quarter of 2016 compared to the second quarter of 2015. The increase in constant currency operating income was a result of revenue growth, partially offset by higher operating expenses of $44 million, in part due to the AlphaImpactRx acquisition and continued investments in the region to drive revenue growth. Operating income in the Americas region decreased 14.8% in the six months ended June 30, 2016 compared to the same period in the prior year. On a constant currency basis, operating income decreased 13.5% in the first six months of 2016 compared to the first six months of 2015. The decrease in constant currency operating income was a result of higher operating expenses of $131 million, largely due to continued investments in the region to drive revenue growth and the Cegedim and AlphaImpactRx acquisitions, partially offset by revenue growth.

EMEA Region

Revenue in the EMEA region grew 3.5% in the three months ended June 30, 2016 compared to the same quarter in the prior year. On a constant currency basis, revenue grew 4.2% in the second quarter of 2016 compared to the second quarter of 2015. The increase in revenues on a constant currency basis was primarily due to growth in our technology and applications and work flow analytics offerings within technology services. Revenue in the EMEA region grew 16.3% in the six months ended June 30, 2016 compared to the same period in the prior year. On a constant currency basis, revenue grew 18.3% in the first six months of 2016 compared to the first six months of 2015. The increase in revenues was primarily due to the Cegedim acquisition and, on a constant currency basis, by growth in technology and applications offerings within technology services.

Operating income in the EMEA region increased 15.1% in the three months ended June 30, 2016 compared to the same quarter in the prior year. On a constant currency basis, operating income increased 15.5% in the second quarter of 2016 compared to the second quarter of 2015. The increase in constant currency operating income was a result of strong revenue growth in the region; partially offset by higher operating expenses of $3 million. Operating income in the EMEA region increased 15.4% in the six months ended June 30, 2016 compared to the same period in the prior year. On a constant currency basis, operating income increased 17.3% in the first six months of 2016 compared to the first six months of 2015. The increase in constant currency operating income was a result of strong revenue growth in the region; partially offset by higher operating expenses of $77 million, in part due to the Cegedim acquisition.

Asia Pacific Region

Revenue in the Asia Pacific region grew 3.3% in the three months ended June 30, 2016 compared to the same quarter in the prior year. On a constant currency basis, revenue decreased 0.4% in the second quarter of 2016 compared to the second quarter of 2015. The decrease in revenues on a constant currency basis was primarily due to lower revenues from information offerings, partially offset by growth in consulting services and technology and applications within technology services. Revenue in the Asia Pacific region grew 4.9% in the six months ended June 30, 2016 compared to the same period in the prior year. On a constant currency basis, revenue grew 3.3% in the first six months of 2016 compared to the first six months of 2015. The increase in revenues was primarily due to the Cegedim acquisition and growth in consulting services and technology and applications within technology services, partially offset by lower revenues from information offerings.

Operating income in the Asia Pacific region increased 4.5% in the three months ended June 30, 2016 compared to the same quarter in the prior year. On a constant currency basis, operating income declined 4.0% in the second quarter of 2016 compared to the second quarter of 2015. The decrease in constant currency operating income was primarily the result of lower revenues and higher operating expenses of $1 million. Operating income in the Asia Pacific region declined 4.2% in the six months ended June 30, 2016 compared to the same period in the prior year. On a constant currency basis, operating income declined 8.4% in the first six months of 2016 compared to the first six months of 2015. The decrease in constant currency operating income was primarily a result of higher operating expenses of $13 million, largely due to continued investments in the region to drive growth and the Cegedim acquisition, partially offset by the revenue increase.

How Exchange Rates Affect our Results

We operate globally, deriving a significant portion of our operating income from non-U.S. operations. As a result, fluctuations in the value of foreign currencies in which we transact business relative to the U.S. Dollar may increase the volatility of U.S. Dollar operating results. We enter into foreign currency forward contracts to partially offset the effect of currency fluctuations and the impact of these forward contracts is reflected in Other income (loss), net on the Condensed Consolidated Statements of Comprehensive Income. Foreign currency translation decreased our U.S. Dollar revenue growth by approximately 0.3 percentage points in the second quarter of 2016 and 1.4 percentage points in the first six months of 2016 and decreased our operating income decline by 2.8 percentage points in the second quarter of 2016 and increased our operating income growth by 2.1 percentage points for the first six months of 2016.

Non-U.S. monetary assets are maintained in currencies other than the U.S. Dollar, principally the Swiss Franc, Euro and the Japanese Yen, and as such, the reported values of these assets may be significantly affected by fluctuations in foreign exchange rates. At June 30, 2016, the Swiss Franc, Euro and Japanese Yen exchange rates were stronger against the U.S. Dollar compared to December 31, 2015. Where monetary assets are held in the functional currency of the local entity, changes in the value of these currencies relative to the U.S. Dollar are reflected in accumulated other comprehensive income in the Condensed Consolidated Statements of Financial Position. The effect of exchange rate changes, which included charges taken for our Venezuelan operations in the first six months of 2016 and 2015, increased the U.S. Dollar amount of cash and cash equivalents by $7 million during the first six months of 2016 and decreased it by $9 million in the comparable prior year period.

Liquidity and Capital Resources

We fund our liquidity needs for capital investment, working capital, and other financial commitments through cash flow from operations and our Senior Secured Credit Facilities (as defined below). At June 30, 2016, cash and cash equivalents were $368 million and the principal amount of our total indebtedness was $4,565 million. Additionally, we had $155 million available for borrowing under our secured revolving credit facility. In the last two calendar years combined, we have generated strong net cash provided by operating activities of $600 million. In addition to operating cash flows, other factors that affect our overall management of liquidity include capital expenditures, software development costs, acquisitions, debt service requirements, adequacy of our revolving credit facility and access to the capital markets.

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

Cash Flows

Cash and cash equivalents decreased $28 million to $368 million at June 30, 2016 compared to $396 million at December 31, 2015. The decrease reflects cash used in investing activities of $372 million, mostly offset by cash provided by financing activities of $241 million and operating activities of $96 million and an increase in cash of $7 million due to the effect of exchange rate changes.

Net cash provided by operating activities amounted to $96 million for the six months ended June 30, 2016 compared to $215 million for the six months ended June 30, 2015. Cash flows from operating activities for the first six months of 2016 reflects lower cash-related net income of $13 million and unfavorable working capital movements of $90 million, primarily due to the timing of the collection of accounts receivable, approximately $40 million in timing of cash flows related to loyalty card programs we administer on behalf of our customers, which were acquired in the second and third quarters of 2015, and higher severance payments of approximately $19 million in the first six months of 2016. Additionally, we made a prepayment of approximately $15 million as an investment in specialty data. Income tax payments, net of refunds, and interest payments were approximately $7 million higher in the first half of 2016 compared to the same period in 2015.

Net cash used in investing activities amounted to $372 million for the six months ended June 30, 2016, a decrease in cash used of $79 million compared to the six months ended June 30, 2015. The decrease is primarily due to lower payments for acquisitions in the first half of 2016 as compared to the same period in the prior year.

Net cash provided by financing activities amounted to $241 million for the six months ended June 30, 2016, an increase of $38 million compared to the six months ended June 30, 2015. Net cash provided during the six months ended June 30, 2016 was primarily driven by proceeds from increased commitments under our existing Term A loans of $279 million, net of repayments, partially offset by repurchases of $29 million of our common stock. Net cash provided by financing activities for the first six months of 2015 included the issuance of 4.125% Senior Notes in March 2015 and additional term loans resulting from an amendment to our Senior Secured Credit Facilities in May 2015 totaling $471 million, net of repayments, partially offset by $300 million in share repurchases.

Share Repurchase

On December 16, 2015, our board of directors approved a $250 million common stock repurchase authorization. Our share repurchase authorization has been developed to buy opportunistically, when we believe that our share price provides us with an attractive use of our cash flow and debt capacity. Through December 31, 2015, we had purchased 670 thousand shares of our common stock having an aggregate value of approximately $17 million at an average price of $25.70 per share. In the second quarter of 2016, we purchased 1 million shares of our common stock having an aggregate value of approximately $25 million at an average price of $25.42 per share. These share repurchases were funded through a combination of cash and borrowings under our revolving credit facility. The repurchase authorization does not have a specified expiration date and can be modified, suspended or discontinued at any time. As of June 30, 2016, approximately $207 million is available to purchase shares under the December 2015 authorization.

On May 3, 2015, our board of directors authorized a $300 million common stock repurchase program. In connection with that program, on May 12, 2015, we purchased 11.1 million shares of our common stock having an aggregate value of approximately $300 million at $27.0875 per share. The share repurchase was funded through a combination of available cash, borrowings under our revolving credit facility and additional term loans under our Senior Secured Credit Facilities.

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

At June 30, 2016, we had an aggregate $500 million revolving credit facility, of which $155 million was unused.

See Note 6 to our Condensed Consolidated Financial Statements for further information on our debt.

Severance, Impairment and Other Charges

As a result of ongoing cost reduction efforts, we recorded severance charges consisting of global workforce reductions to streamline our organization. The following table sets forth the activity in our severance-related reserves for the six months ended June 30, 2016:

(in millions)	2016 Plan(1)	2015 Plan(2)
Balance, December 31, 2015	$—	$51
Charges	65	—
Cash payments	(5)	(28)
Foreign exchange and other	(1)	1
Balance, June 30, 2016	$59	$24
(1)

In the first quarter of 2016, we implemented a restructuring plan (the “2016 Plan”) and recorded a pre-tax severance charge of $15 million. In the second quarter of 2016, we recorded an additional pre-tax severance charge of $50 million. The second quarter charge primarily resulted from the elimination of redundant roles in conjunction with the integration of Cegedim. We anticipate that there may be further charges recorded under the 2016 Plan during the remainder of fiscal year 2016. We expect that cash outlays related to the 2016 Plan will be substantially complete by the end of 2018.

(2)

In the first quarter of 2015, we implemented a restructuring plan (the “2015 Plan”) and recorded a pre-tax severance charge of $12 million. In the second quarter of 2015, we recorded an additional pre-tax severance charge of $15 million. An additional $49 million was recorded over the remainder of 2015. We expect that cash outlays related to the 2015 Plan will be substantially complete by the end of 2017.

Other charges

During the six months ended June 30, 2016, we recorded impairment charges of $2 million, the majority of which related to impaired leases for properties.

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

Contractual Obligations

Following the increase in outstanding commitments under our existing Term A loans by $300 million pursuant to the 2016 Amendment, our future scheduled debt principal payments and estimated interest payments, based on rates as of June 30, 2016, are $126 million for the remainder of 2016, $559 million for 2017-2018, $1,868 million for 2019-2020 and $2,761 million thereafter.

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

Matters subject to forward-looking statements involve known and unknown risks and uncertainties, including regulatory, competitive and other factors, which may cause actual financial or operating results or the timing of events to be materially different than those expressed or implied by forward-looking statements. Important factors that could cause or contribute to such differences include, but are not limited to:

•	our data suppliers might restrict our use of or refuse to license data, which could lead to our inability to provide certain offerings;
•	failure to meet productivity objectives under our internal business transformation initiatives could adversely impact our competitiveness and our ability to meet our growth objectives;
•	we may be unsuccessful at investing in growth opportunities;
•	our ability to complete the proposed merger with Quintiles Transnational Holdings Inc. on anticipated terms and timing and to achieve anticipated synergies;
•	our ability to successfully integrate our business with Quintiles Transnational Holdings Inc., and any acquired business, and manage risks associated therewith;
•

any potential adverse reactions (including litigation), any disruptions or changes to business relationships resulting from the announcement or completion of the merger with Quintiles Transnational Holdings Inc.;

•

we may not close other announced transactions in the indicated time frames or at all, and may not successfully integrate our acquisition targets or for other reasons may not achieve expected benefits of our acquisition transactions;

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
•

the risks associated with operating on a global basis, including fluctuations in the value of foreign currencies relative to the U.S. Dollar, and the ability to successfully hedge such risks, including the June 23, 2016 referendum in the United Kingdom recommending the exit of its membership in the European Union (Brexit), which has resulted in volatility in global stock markets and foreign exchange rates. The outcome of tariff, trade, regulatory and other negotiations, which could take several years to resolve, may adversely affect our operations and financial results due to increased risks associated with the potential uncertainty and consequences that may follow Brexit, including further volatility in foreign exchange rates;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our quantitative and qualitative disclosures about market risk during the six months ended June 30, 2016 as compared to the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective.

(b)	Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On May 16, 2016, a putative stockholder class action lawsuit (Chiu v. Bousbib et al., C.A. No. 12340-CB) was filed in the Court of Chancery of the State of Delaware against the members of the IMS Health board of directors. An amended complaint in the Chiu action was filed on June 29, 2016. In general, the complaint alleges that the members of the IMS Health board of directors breached their fiduciary duties to IMS Health stockholders by, among other things, approving the proposed transaction for inadequate consideration and pursuant to an unfair and conflicted process. The amended complaint further alleges that the Registration Statement on Form S-4 filed June 3, 2016 in connection with the proposed transaction is materially misleading. The plaintiff seeks, among other things, injunctive relief prohibiting consummation of the transaction, rescissionary damages in the event the proposed transaction is consummated, and an award of attorneys’ fees and expenses. On July 1, 2016, the plaintiff filed a motion for a preliminary injunction seeking to enjoin the defendants from consummating the proposed transaction. The defendants have not yet responded to the plaintiff’s motion. We believe plaintiff’s allegations are without merit, reject all claims raised by plaintiff and intend to vigorously defend this matter.

Except for the update set forth above, there have been no material changes to the information set forth under the heading “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Additionally, see Note 11, Contingencies, to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

In addition to the risk factors set forth in Part I — Item 1A — “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “10-K”), investors should consider the following risk factors arising from our intention to combine with Quintiles Transnational Holdings Inc. (“Quintiles”) through a “merger of equals” business combination (the “merger”). On May 3, 2016, we entered into a definitive merger agreement (the “merger agreement”) with Quintiles. Pursuant to the terms of the merger agreement, we will be merged with and into Quintiles. Upon completion of the merger, the separate corporate existence of IMS Health will cease, and Quintiles will continue as the surviving corporation (the “Surviving Corporation”) in the merger. Following a stockholder vote by both companies, the merger is expected to close early in the fourth quarter of 2016, although we cannot assure you that the transaction will close during that time or at all. The risk factors below should be read in conjunction with the risk factors set forth in the 10-K and the other information contained in this report as our business, financial condition or results of operations could be adversely affected if any of these risks actually occur.

Failure to complete the merger could negatively impact our stock prices and our future business and financial results.

If the merger is not completed for any reason, including as a result of our or Quintiles’ stockholders failing to approve the applicable proposals, our ongoing businesses may be materially adversely affected and, without realizing any of the benefits of having completed the merger, we would be subject to a number of risks, including the following:

•	we may experience negative reactions from the financial markets, including negative impacts on their respective stock prices;
•	we and our respective subsidiaries may experience negative reactions from their respective clients, suppliers, regulators, vendors and employees;
•	we will still be required to pay certain significant costs relating to the merger, such as legal, accounting, financial advisor and printing fees;
•	we may be required to pay one or more cash termination fees as required by the merger agreement;
•

the merger agreement places certain restrictions on the conduct of the respective businesses, which may have delayed or prevented us from undertaking business opportunities that, absent the merger agreement, we may have been pursued;

•

matters relating to the merger (including integration planning) require substantial commitments of time and resources by our management, which could have resulted in the distraction of our management from ongoing business operations and pursuing other opportunities that could have been beneficial to the applicable company; and

•	litigation related to any failure to complete the merger or related to any enforcement proceeding commenced against us to perform their respective obligations under the merger agreement.

If the merger is not completed, the risks described above may materialize and they may have a material adverse effect on our results of operations, cash flows, financial position and stock prices.

Completion of the merger is subject to a number of conditions, which, if not satisfied or waived, may result in termination of the merger agreement.

The merger agreement contains a number of conditions to completion of the merger, including, among others:

•	receipt of our requisite shareholder approval;
•	receipt of the requisite Quintiles stockholder approval;
•

the termination or expiration of any applicable waiting period under applicable law and any required waiting periods, clearances, consents or approvals under certain foreign antitrust laws having expired or been obtained;

•

the absence of any temporary restraining order, preliminary or permanent injunction or other judgment, order or decree issued by any court of competent jurisdiction or other legal restraint that prohibits or makes illegal the completion of the merger;

•

the effectiveness of the Registration Statement on Form S-4, as amended (Registration No. 333-211794) and the absence of a stop order or proceedings threatened or initiated by the SEC for that purpose;

•

the accuracy of the representations and warranties made in the merger agreement by us, subject to certain materiality thresholds, and each party having performed, in all material respects, all obligations required to be performed by it under the merger agreement at or prior to the effective time of the merger; and

•

the non-occurrence of any fact, circumstance, development, event, change, occurrence or effect that, individually or in the aggregate, has had or would reasonably be expected to have a material adverse effect on either party.

Many of the conditions to completion of the merger are not within our control, and we cannot predict when or if these conditions will be satisfied. If any of these conditions are not satisfied or waived prior to March 31, 2017, it is possible that the merger agreement may be terminated. Although we have agreed in the merger agreement to use reasonable best efforts, subject to certain limitations, to complete the merger in the most expeditious manner practicable, these and other conditions to completion of the merger may fail to be satisfied.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides detail about our share repurchases during the three months ended June 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs (1)
	(in millions, except per share data)
April 1, 2016 – April 30, 2016	—	$—	—	$—
May 1, 2016 – May 31, 2016	—	—	—	—
June 1, 2016 – June 30, 2016	1.0	25.42	1.0	207.3
Total	1.0	$25.42	1.0	$207.3

(1)

On December 16, 2015, the board of directors authorized a $250 million common stock repurchase program. The repurchase authorization does not have a specified expiration date and can be modified, suspended or discontinued at any time. See Note 8 to our Condensed Consolidated Financial Statements for further details.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of IMS Health Holdings, Inc.		8-K	001-36381	3.1	April 9, 2014

3.2	Amended and Restated Bylaws of IMS Health Holdings, Inc.		8-K	001-36381	3.2	April 9, 2014

10.1	IMS Health Incorporated Employee Protection Plan and Summary Plan Description (as Amended and Restated Effective January 1, 2014).	X

10.2	First Amendment to the IMS Health Incorporated Employee Protection Plan and Summary Plan Description (effective June 1, 2016).	X

10.3	Fourth Amendment to the IMS Health Incorporated Retirement Excess Plan (effective May 3, 2016).	X

31.1	Certification of Chief Executive Officer and President, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer and President, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101

Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Statements of Financial Position, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Stockholders’ Equity, and (v) Notes to Condensed Consolidated Financial Statements.

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on July 28, 2016.

IMS HEALTH HOLDINGS, INC.

/s/ Ronald E. Bruehlman
Ronald E. Bruehlman Senior Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)